Form 10QSB
period 2000-09-30
BUSINESS BANCORP /CA/
filed 2000-11-20
CIK 1123841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

    [X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000

  [_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ________ to ______________.

                        COMMISSION FILE NO. 0 - 31593
                               BUSINESS BANCORP
            (Exact name of registrant as specified in its charter)

              CALIFORNIA                              33-0884369
        --------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
                        incorporation or organization)

              140 SOUTH ARROWHEAD AVENUE, SAN BERNARDINO, CA 92408

     (Address of principal executive offices)                   (Zip Code)

               Issuer's telephone number:         (909) 888-2265

                                     NONE
        (Former name, former address and former fiscal year, if changed since last report)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[_] No[X]

   Number of shares of common stock outstanding as of September 30, 2000:
2,026,869

                               TABLE OF CONTENTS

                                                                            PAGE
Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets As Of September 30, 2000
and December 31, 1999                                                          3

Consolidated Statements of Income for the Three Months
Ended September 30, 2000 and September 30, 1999                                4

Consolidated Statements of Income for the Nine Months
Ended September 30, 2000 and September 30, 1999                                5

Consolidated Statements of Cash Flows for Periods
Ended September 30, 2000 and September 30, 1999                                6

Notes to Consolidated Financial Statements                                   7-9

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                  10-16

Part 2: OTHER INFORMATION                                                     17


Signatures                                                                    18

                               BUSINESS BANCORP
                          CONSOLIDATED BALANCE SHEETS


                                                        09/30/00    12/31/99
                                                       (UNAUDITED)  (AUDITED)
(DOLLARS IN THOUSANDS)
ASSETS
Cash and cash equivalents                               $  25,667   $ 13,971
Interest bearing deposits in financial institutions         4,364          0
Securities Available for sale (see note 2)                 89,548     82,294
Securities held to maturity                                 1,007      1,012
Federal Home Loan Bank Stock, at cost                       1,765      1,200
Loans held for sale                                         6,940      1,690
Loans held for investment (see note 3)                    171,040    114,694
 Less: allowance for loan losses (see note 3)              (1,718)    (1,242)
                                                        ---------   --------
  Net loans held for investment                           169,322    113,452
Property, premises and equipment, net                       5,795      3,885
Accrued interest receivable                                 2,141      1,441
Deferred tax asset                                          1,053      1,053
Other real estate owned                                       558      1,036
Other assets                                               10,507      4,409
                                                        ---------   --------
TOTAL ASSETS                                            $ 318,666   $225,443
                                                        =========   ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
Demand, non-interest bearing                            $  94,272   $ 74,534
NOW deposits                                               41,005     27,285
Savings and money market deposits                          64,784     49,840
Time deposits of $100,000 or more                          34,748     15,275
Time deposits under $100,000                               29,617     19,874
                                                        ---------   --------
Total deposits                                            264,426    186,808

Other borrowed money                                       20,150     18,200
Junior subordinated debentures                             10,000          0
Other liabilities                                           2,162      1,404
                                                        ---------   --------
Total liabilities                                         296,738    206,412

Stockholders' equity
Serial preferred stock - no par value,
2,000,000 shares authorized but unissued
Common stock - no par value,
10,000,000 shares authorized; issued and outstanding
2,026,869 and 1,975,961 for September 30, 2000
and December 31, 1999, respectively.                        6,621      6,257
Retained earnings                                          15,312     13,652
Accumulated other comprehensive income                         (5)      (878)
                                                        ---------   --------
Total stockholders' equity                                 21,928     19,031
                                                        ---------   --------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                $ 318,666   $225,443
                                                        =========   ========

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                   FOR THE THREE MONTHS ENDED SEPTEMBER 30,

                                                                        2000         1999
                                                                      ------        ------
(DOLLARS IN THOUSANDS)                                               (AUDITED)    (UNAUDITED)
Interest Income:
Interest and fees on loans                                            $4,070       $2,858
Investment securities                                                  1,449          852
Federal funds sold and commercial paper                                    3          105
Time certificates of deposit                                              25            0
                                                                      ------       ------
Total interest income                                                  5,547        3,815

Interest Expense:
Now accounts                                                             153          125
MMDA accounts                                                            263          216
Savings accounts                                                         158          138
Time deposits of $100,000 or more                                        371          161
Other time deposits                                                      316          233
Other borrowed funds                                                     399           30
Trust preferred securities                                               278            0
                                                                      ------       ------
Total interest expense                                                 1,938          903

Net Interest Income Before Prov. for Possible Loan Losses              3,609        2,912
Provision for loan losses                                                 50           45
                                                                      ------       ------
Net interest income after provision for loan losses                    3,559        2,867

Non-interest Income:
Service charges on deposit accounts                                      551          492
Other income                                                             142          111
                                                                      ------       ------
Total Non-interest Income                                                693          603

Non-interest Expense:
Salaries and employee benefits                                         1,684        1,379
Occupancy and equipment                                                  457          393
Other expenses                                                         1,217        1,001
                                                                      ------       ------
Total Noninterest Expenses                                             3,358        2,773
Income before provision for income taxes                                 894          697
Provision for applicable income taxes                                    312          221
                                                                      ------       ------
Net Income                                                            $  582       $  476
                                                                      ======       ======

Earnings per share: (See note #4)
Basic                                                                 $ 0.29       $ 0.24
Fully Diluted                                                         $ 0.29       $ 0.23

See accompanying notes to unaudited consolidated financial statements

                                BUSINESS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,

                                                                              2000         1999
                                                                           -------       -------
(DOLLARS IN THOUSANDS)                                                    UNAUDITED)    (UNAUDITED)
Interest Income:
Interest and fees on loans                                                 $10,853      $ 8,186
Investment securities                                                        4,132        1,786
Federal funds sold and commercial paper                                         27          565
Time certificates of deposit                                                    26            0
                                                                           -------      -------
Total interest income                                                       15,038       10,537

Interest Expense:
Now accounts                                                                   406          358
MMDA accounts                                                                  809          551
Savings accounts                                                               418          393
Time deposits of $100,000 or more                                              816          444
Other time deposits                                                            793          707
Other borrowed funds                                                         1,112           30
Trust preferred securities                                                     580            0
                                                                           -------      -------
Total interest expense                                                       4,934        2,483

Net Interest Income Before Prov. for Possible Loan Losses                   10,104        8,054
Provision for loan losses                                                      130          150
                                                                           -------      -------
Net interest income after provision for loan losses                          9,974        7,904

Non-interest Income:
Service charges on deposit accounts                                          1,560        1,360
Other income                                                                   456          468
                                                                           -------      -------
Total Non-interest Income                                                    2,016        1,828

Non-interest Expense:
Salaries and employee benefits                                               4,831        3,914
Occupancy and equipment                                                      1,249        1,132
Other expenses                                                               3,505        2,703
                                                                           -------      -------
Total Noninterest Expenses                                                   9,585        7,749
Income before provision for income taxes                                     2,405        1,983
Provision for applicable income taxes                                          745          581
                                                                           -------      -------
Net Income                                                                 $ 1,660      $ 1,402
                                                                           =======      =======

Earnings per share: (See note #4)
Basic                                                                      $  0.84      $  0.71
Fully Diluted                                                              $  0.83      $  0.69

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   PERIODS ENDED SEPTEMBER 30, 2000 AND 1999

                                                                                       2000         1999
                                                                                       ----         ----
(DOLLARS IN THOUSANDS)                                                              (UNAUDITED)  (UNAUDITED)
Cash flows from operating activities
  Net Income                                                                          $  1,660     $  1,402
   Adjustments to reconcile net income to
    Net cash provided by operating activities
     Depreciation and amortization of premises and equipment                               517          399
     Amortization of intangibles                                                           140          121
     Provision for possible loan loss                                                      130          150
     Writedowns on other real estate owned                                                  10           15
     Net loss on sales of investment securities                                             12           26
     Net(gain)/loss on sale of OREO                                                       (195)           1
     Net (gain)/loss on sale of assets                                                     (26)         (14)
     Decrease/(increase) in accrued interest receivable                                   (700)        (409)
     Decrease/(increase) in deferred assets                                                  0         (383)
     Amortization of premiums/(Discount accretion) on investment securities, net           550          426
     Decrease/(increase) in other assets                                                   639         (305)
     Increase/(decrease) in other liabilities                                             (362)         532
                                                                                      --------     --------
      Net Cash Provided By Operating Activities                                          2,375        1,961
                                                                                      --------     --------

Cash Flows From Investing Activities
 Proceeds from maturities of available-for-sale securities                               1,879        3,302
 Proceeds from maturities of held-to-maturity securities                                     0          910
 Purchase of investment securities available-for-sale                                  (10,932)     (53,841)
 Purchase of investment securities held-to-maturity                                          0       (1,514)
 Proceeds from sales of securities                                                       3,398        4,829
 Principal reductions of mortgage-backed securities                                      6,066        6,074
 Net decrease in interest bearing deposits in financial institutions                       586            0
 Net increase in FHLB Stock                                                               (565)        (563)
 Net increase in loans to customers                                                    (25,815)      (4,940)
 Purchase of Valley Merchants Bank (net of cash & cash equivalents acquired)            (5,554)           0
 Recoveries of loans previously written off                                                144          182
 Capital expenditures                                                                   (1,111)        (181)
 Proceeds from sale of equipment                                                            26           14
 Proceeds from sale of other real estate owned                                             852          346
                                                                                      --------     --------
      Net Cash Used In Investing Activities                                            (31,026)     (45,382)
                                                                                      --------     --------

Cash Flows From Financing Activities
 Increase (decrease) in deposits, net                                                    9,386       14,334
 Net increase in certificates of deposits                                               18,646        1,332
 Net incresae in FHLB borrowing                                                          1,950        8,000
 Issuance of Company obligated manditorily redeemable preferred securities
  of subsidiary trust holding solely junior subordinated debentures                     10,000            0
 Stock options exercised, net of tax effect                                                364          474
                                                                                      --------     --------
      Net Cash Used In Financing Activities                                             40,346       24,140
                                                                                      --------     --------

Net (Decrease)/Increase in cash and cash equivalents                                    11,695      (19,281)
Cash and cash equivalents, Beginning of year                                            13,971       39,889
                                                                                      --------     --------
Cash and cash equivalents, End of period                                              $ 25,667     $ 20,608
                                                                                      ========     ========

Supplemental Disclosure of Cash Flows Information
 Cash Paid for interest                                                               $  4,575     $  2,571
                                                                                      ========     ========
 Cash paid for taxes                                                                  $    693     $    283
                                                                                      ========     ========
Non-Cash Investing Activities
 Net change in accumulated other comprehensive income                                 $    873     $   (623)
                                                                                      ========     ========
 Transfer from loans to OREO                                                          $    189     $    561
                                                                                      ========     ========

See accompanying notes to unaudited consolidated financial statements

Note 1: Basis of Presentation:

The interim financial statements included herein have been prepared by Business Bancorp without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The interim financial statements include Business Bancorp and its wholly owned subsidiaries Business Bank of California (the "Bank") and Business Capital Trust I (the "Trust"), (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10-SB Registration Statement, as amended, filed with the Securities and Exchange Commission (The "Registration Statement"). In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2000, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2000 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note 2: Investment Securities:

The Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and fair values of investment securities available for sale at September 30, 2000 and December 31, 1999 were:

            SEPTEMBER 30, 2000                                                       GROSS        GROSS
                                                                     AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                                        COST          GAINS       LOSSES       VALUE
                                                                      -------       ---------    -------     --------
Obligations of U.S. government agencies and corporations               $   346         $  1     $     0       $   347
Mortgage-backed securities                                              64,032          368        (345)       64,055
Obligations of State and Political                                      22,064          296        (281)       22,079
Other Securities                                                         3,114            0         (47)        3,067
                                                                       -------         ----     -------       -------
TOTAL                                                                  $89,556         $665     $  (673)      $89,548
                                                                       =======         ====     =======       =======

            DECEMBER 31, 1999                                                        GROSS        GROSS
                                                                     AMORTIZED     UNREALIZED   UNREALIZED     FAIR
                                                                        COST          GAINS       LOSSES       VALUE
                                                                      -------       ---------    -------     --------
Obligations of U.S. government agencies and corporations              $     0        $    0     $     0      $     0
Mortgage-backed securities                                             69,018            93        (780)      68,331
Obligations of State and Political                                     12,647            15        (699)      11,963
Other Securities                                                        2,044             0         (44)       2,000
                                                                      -------        ------     -------      -------
TOTAL                                                                 $83,709        $  108     $(1,523)     $82,294
                                                                      =======        ======     =======      =======

Note 3: Loans and Reserve for Possible Loan Losses

Major classifications of loans were:

                                           SEPTEMBER 30,   DECEMBER 31,
                                               2000           1999
                                             --------       --------
Real estate                                  $121,296       $ 77,477
Commercial                                     39,647         29,250
Installment                                    10,188          7,515
All other loans (including overdrafts)            942          1,246
                                             --------       --------
                                              172,073        115,488

Less - unearned income                         (1,033)          (794)
Less - reserve for possible loan losses        (1,718)        (1,242)
                                             --------       --------

Total loans                                  $169,322       $113,452
                                             ========       ========

Loans Held For Sale                          $  6,940       $  1,690

Concentration of Credit Risk

The Company's lending activities are concentrated primarily in Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company evaluates each credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

An analysis of the changes in the reserve for possible loan losses is as follows:

                                                  SEPTEMBER 30,  DECEMBER 31,
                                                       2000          1999
                                                      ------        ------
Balance at beginning of year                             $1,242        $1,439
Adjustments: Purchase of Valley Merchants ALLL              465             0
                                                         ------        ------
    Adjusted balance                                      1,707         1,439
Charge-offs:
    Real estate loans:
       Construction                                           0             0
       Mortgage                                               0            10
    Commercial                                              220           482
    Installment                                              18            39
    All other loans (including overdrafts)                   24            31
                                                         ------        ------
       Total Charge-offs                                    262           562
Recoveries:
    Real estate loans:
       Construction                                           0             0
       Mortgage                                              28             2
    Commercial                                               99           166
    Installment                                               3             4
    All other loans (including overdrafts)                   13            13
                                                         ------        ------
        Total Recoveries                                    143           185
                                                         ------        ------
Net loan charge-offs (recoveries)                           119           377
Provision charged to operating expense                      130           180
                                                         ------        ------
Balance at end of period                                 $1,718        $1,242
                                                         ======        ======

At September 30, 2000, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $1.8 million and undisbursed loan commitments in the amount of $63.0 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

The allowance for credit losses related to loans that are identified for evaluation, in accordance with FASB Statement No. 114, is based on discounted cash flows using the loan's initial effect interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at September 30, 2000 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note 4: Earnings Per Share:

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share include common stock equivalents from the effect of the exercise of stock options. The total number of shares used for calculating basic and diluted for the three months ending September 30, 1999 was 1,965,948 and 2,035,207, respectively. The total number of shares used for calculating basic and diluted for the three months ending September 30, 2000 was 1,985,038 and 2,011,820, respectively. The total number of shares used for calculating basic and diluted for the nine months ending September 30, 1999 was 1,965,948 and 2,026,207, respectively. The total number of shares used for calculating basic and diluted for the nine months ending September 30, 2000 was 1,985,038 and 2,006,368, respectively.

Note 5: Contingencies:

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions, which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Note 6: Formation of Holding Company:

The Company was formed through a holding company reorganization of Business Bank of California, wherein Business Bank of California became the wholly owned subsidiary of Business Bancorp as of January 21, 2000. The transaction was based on a one for one exchange of shares of Business Bank of California stock for shares of common stock of Business Bancorp, and was not considered a taxable event for IRS purposes. Such business combination was accounted for at historical cost, similar to a pooling of interest. All references to periods prior to March 30, 2000 are references to financial statements of the Bank.

Note 7: Recent Accounting Developments:

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. SFAS No. 133 was effective for all fiscal quarters beginning after June 15, 1999. In July 1999, SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," was issued, which delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. Earlier application is encouraged, but it is permitted only as of the beginning of any fiscal quarter that begins after June 1998. The adoption of the provisions of SFAS No. 133, as amended by SFAS No. 137 and by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment to FASB Statement No. 133" issued June 2000, is not expected to have a material impact on the results of operations, the financial position, or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the nine and three months ended September 30, 2000. This analysis should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis and Results of Operations for the year ended December 31, 1999 contained in the Registration Statement, and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Business Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Bernardino, California. The Company was incorporated in October 1999 and acquired all of the outstanding shares of Business Bank of California in January 2000. The Company's principal subsidiary is the Bank. The Company exists primarily for the purpose of holding the stock of this subsidiary and of such subsidiaries as it may acquire or establish.

The Bank is a state-chartered commercial bank, which was incorporated under the laws of the State of California on June 15, 1983, and opened for business in April 1984. The Bank currently operates its main office in San Bernardino and seven additional branch offices. All of the Bank's offices are located in the counties of Riverside and San Bernardino, in an area of southern California commonly known as the "Inland Empire."

On August 31, 2000, the Bank completed the acquisition of Valley Merchants Bank, N.A. ("VMB"), a national banking association, for a purchase price of approximately $12.2 million. The Bank paid consideration of $22.69 per share, or an aggregate of approximately $12.2 million, for the issued and outstanding shares of VMB. Such business combination was accounted for as a purchase transaction. VMB's sole office, in Hemet, is operated as a branch of the Bank. The acquisition of VMB increased the Company's assets by approximately 20%.

FINANCIAL CONDITION

SUMMARY OF CHANGES IN CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 COMPARED TO DECEMBER 31, 1999

Total assets of the Company increased to $318.7 million as of September 30, 2000 compared to $225.4 million as of December 31, 1999 and $207.5 million as of September 30, 1999. The majority of this increase was attributable to the purchase of Valley Merchants Bank, which had total assets at purchase of $56.7 million.

Deposits grew to $264.4 million as of September 30, 2000 compared to $186.8 million as of December 31, 1999 and were $179.5 million as of September 30, 1999. Cash and cash equivalents increased to $25.7 million as of September 30, 2000 compared to $14.0 million as of December 31, 1999 and were $16.6 million as of September 30, 1999. The increase in cash and cash equivalents was due to the increase in deposits combined with the proceeds received from the Trust Preferred offering. See "Capital", below.

Shareholders' equity increased to $21.9 million as of September 30, 2000 compared to equity of $19.0 million as of December 31, 1999, and $18.7 million as of September 30, 1999. See "Capital", below.

INVESTMENTS

The Company's investment portfolio consists primarily of obligations of mortgage-backed securities, obligations of state and political authorities, commercial paper, and interest bearing deposits in other financial institutions. Mortgage-backed securities totaled $ 64.1 million as of September 30, 2000 compared to $68.3 million at December 31, 1999, and were $55.0 million as of September 30, 1999. Securities issued by state and political authorities totaled $ 22.1 million as of September 30, 2000 compared to $12.0 million at December 31, 1999, and were $8.4 million as of September 30, 1999. Commercial paper
securities totaled       $3.1 million as of September 30, 2000 compared to $2.0
million at December 31, 1999, and September 30, 1999. As of September

30, 2000, certificates of deposit with other financial institutions totaled $4.4 million, compared to $0 as of December 31, 1999 and September 30, 1999. These securities are held as collateral for borrowings, public funds, and treasury, tax and loan deposits.

LOANS

Loan balances, net of the allowance for loan losses, increased to $176.3 million as of September 30, 2000 compared to $115.1 million as of December 31, 1999. The majority of this increase was attributable to the purchase of Valley Merchants Bank, which had net loans at purchase of $35.7 million.

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and other real estate owned ("OREO"). Nonperforming loans are those loans which have (i) been placed on nonaccrual status, (ii) been subject to troubled debt restructurings, or (iii) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on nonaccrual status.

The following table sets forth the Company's non-performing assets at the dates indicated:

                                                                                  September 30,   December 31,
                                                                                         2000          1999
                                                                                       --------       --------
Non-accrual loans:
 Real estate:
   Construction                                                                          $    0         $    0
   Mortgage                                                                                 659            229
 Commercial                                                                                 146            247
 Installment                                                                                  0              1
 All other loans (including overdrafts)                                                       0              0
                                                                                         ------         ------
   Total non-accrual loans                                                                  805            477
Loans 90 days or more past due & still accruing (as to principal or interest):
 Real estate:
   Construction                                                                               0              0
   Mortgage                                                                                   0              0
 Commercial                                                                                   0              0
 Installment                                                                                  0              2
 All other loans (including overdrafts)                                                       0              5
                                                                                         ------         ------
   Total loans 90 days or more past due & still accruing                                      0              7
Restructured loans:
 Real estate:
   Construction                                                                              38             40
   Mortgage                                                                                 681            683
 Commercial                                                                                   0              0
 Installment                                                                                  0              0
 All other loans (including overdrafts)                                                       0              0
                                                                                         ------         ------
   Total restructured loans                                                                 719            723
                                                                                         ------         ------
 Total nonperforming loans                                                                1,524          1,207
 Other real estate owned                                                                    558          1,036
                                                                                         ------         ------
  Total nonperforming assets                                                             $2,082         $2,243
                                                                                         ======         ======

Nonperforming loans as a percentage of total gross loans                                   0.86%          1.03%
                                                                                         ======         ======
Nonperforming loans as a percentage of total assets                                        0.65%          1.00%
                                                                                         ======         ======
Nonperforming loans as a percentage of total gross loans & OREO                            1.17%          1.90%
                                                                                         ======         ======

NON-ACCRUAL LOANS

Non-accrual loans are loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral-dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral-dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. Loans on non-accrual status totaled $805,000 and $477,000 at September 30, 2000 and December 31, 1999, respectively. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $63,000 and $37,000 for the period ended September 30, 2000 and December 31, 1999, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against earnings and reduced by net loan chargeoffs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments, which differ from those of management.

As of September 30, 2000 the balance in the allowance for loan losses was $1.7 million compared to $1.2 million as of December 31, 1999. As a percentage of total loans the allowance was 0.97% as of September 30, 2000 compared to 1.06% as of December 31, 1999. Management believes the allowance at September 30, 2000 is adequate based upon its ongoing analysis of the loan portfolio, historical loss trends and other factors.

OTHER REAL ESTATE OWNED

Other real estate owned was $558,000 as of September 30, 2000 compared to $1.0 million as of December 31, 1999. Other real estate owned properties are real estate properties acquired through or in lieu of loan foreclosure. The Bank sold nine OREO properties during the nine months ended September 30, 2000. The Bank recognized gains on sale of OREO's of approximately $195,000 for the nine months ended September 30, 2000.

CAPITAL

Shareholders' equity increased to $21.9 million as of September 30, 2000 compared to equity of $19.0 million as of December 31, 1999, and $18.7 million as of September 30, 1999.

The Company's strategic plan addresses the future capital needs of the Company. During March, 2000, the Company's wholly owned subsidiary, Business Capital Trust I (the "Trust"), a Delaware business trust, issued $10 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The securities have semi-annual interest payments, with principal due at maturity in 2030. The Trust used the proceeds from the sale of the trust preferred securities to purchase junior subordinated debentures of the Company. The Company received $9.7 million from the Trust upon issuance of the junior subordinated debentures, of which $8.7 million was contributed to the Bank to increase its capital. The $10 million is shown as other borrowings on the books of the Company.

At September 30, 2000 and December 31, 1999, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of September 30, 2000, the Bank's regulatory total capital to risk-weighted assets ratio was 11.24% compared to 12.23% as of December 31, 1999. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 10.44% as of September 30, 2000 compared to 11.41% as of December 31, 1999. The Bank's regulatory tier 1 capital to average assets ratio was 8.38% as of September 30, 2000 compared to 7.85% as of December 31, 1999.

As of September 30, 2000, the Company's regulatory total capital to risk-weighted assets ratio was 11.84%. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 9.74% as of September 30, 2000. The Company's regulatory tier 1 capital to average assets ratio was 7.82% as of September 30, 2000.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash, deposits with other banks, overnight Federal Funds investments, unpledged interest bearing deposits in other financial institutions, investment securities and the ability to sell loans. As of September 30, 2000 liquid assets as a percentage of deposits were 19.6% compared to 11.0% as of December 31, 1999.

RESULTS OF OPERATIONS

NET INCOME

Net income increased 18.35% to $1.7 million for the nine months ended September 30, 2000 compared to $1.4 million for the nine months ended September 30, 1999. Basic earnings per share were $0.84 and $0.71 for the nine months ended September 30, 2000 and 1999, respectively. Diluted earnings per share were $0.83 and $0.69 for the nine months ended September 30, 2000 and 1999, respectively. The increase in net income was mainly due to an increase in net interest income after provision for loan losses and a slight increase in non-interest income. Interest income increased due to an increase in average interest earning assets.

Net income increased 22.14% to $582,000 for the three months ended September 30, 2000 compared to $476,000 for the three months ended September 30, 1999. Basic earnings per share were $0.29 and $0.24 for the three months ended September 30, 2000 and 1999, respectively. Diluted earnings per share were $0.28 and $0.23 for the three months ended September 30, 2000 and 1999, respectively. The increase in net income was mainly due to an increase in net interest income after provision for loan losses. Interest income increased due to an increase in average interest earning assets during the three months ended September 30, 2000.

INTEREST INCOME

Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference (the "interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

Interest income for the nine months ended September 30, 2000 increased to $15.0 million compared to $10.5 million for the nine months ended September 30, 1999. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable.

Interest expense for the nine months ended September 30, 2000 increased to $4.9 million compared to $2.5 million for the nine months ended September 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Other borrowings have also increased over the same time period. In addition, interest rates in general have risen considerably from the third quarter of 1999 to the third quarter of 2000.

In March 2000, the Company's subsidiary, Business Capital Trust I, issued $10 million of 10 7/8% Fixed Rate Capital Trust Pass-through Securities ("TRUPS-Registered Trademark-"), with a liquidation value of $1,000 per share. The Company invested an additional $8.7 million in the Bank.

Interest income for the three months ended September 30, 2000 increased to $5.5 million, compared to $3.8 million for the three months ended September 30, 1999. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets. In addition, increased competition by other financial intermediaries has resulted in tighter margins than had previously been experienced by the Company. The largest single component of interest earning assets was loans receivable.

Interest expense for the three months ended September 30, 2000 increased to $1.9 million compared to $0.9 million for the three months ended September 30, 1999. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Other borrowings have also increased over the same time period. In addition, interest rates in general have risen considerably from the third quarter of 1999 to the third quarter of 2000.

NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the nine months ended September 30, 2000 was $10.1 million, compared to $8.1 million for the nine months ended September 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the use of other borrowed funds in order to support its expanding loan portfolio.

Net interest income before provision for estimated loan losses for the three months ended September 30, 2000 was $3.6 million, compared to $2.9 million for the three months ended September 30, 1999. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin. The decline in the net interest margin was primarily due to the rising interest rate environment, combined with the increased use of other borrowed funds in order to support its expanding loan portfolio.

PROVISION FOR LOAN LOSSES

Net charge-offs totaled $118,000 for the nine months ended September 30, 2000 compared to $58,000 during the nine months ended September 30, 1999. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $130,000 for the nine months ended September 30, 2000 compared to $150,000 for the nine months ended September 30, 1999. As a result of the increase in total loans outstanding, management increased the allowance for loan losses to $1.7 million as of September 30, 2000 compared to $1.5 million as of September 30, 1999. As of September 30, 2000, the allowance as a percentage of total loans was 0.97% compared to 1.06% as of December 31, 1999.

For the three months ended September 30, 2000, net charge-offs totaled $30,000 compared to net recoveries of $133,000 for the three months ended September 30, 1999. Provisions for loan losses totaled $50,000 for the three months ended September 30, 2000 compared to $45,000 for the three months ended September 30, 1999.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments, which differ from those of management.

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Other operating income was $2.0 million for the nine months ended September 30, 2000 compared to $1.8 million months ended September 30, 1999. This represents an increase of $0.2 million, or 10.3%, when comparing the nine month period ended September 30, 2000 to the nine month period ended September 30, 1999. The increase was mainly due to a higher balance of deposits outstanding.

Other operating income was $693,000 for the three months ended September 30, 2000 compared $603,000 to for the three months ended September 30, 1999. This represents an increase of $90,000, or 15.1%, when comparing the three month period ended September 30, 2000 to the three month period ended September 30, 1999. The increase was mainly due to a higher balance of deposits outstanding.

Other fee income totaled $456,000 for the nine months ended September 30, 2000 compared to $468,000 for the nine months ended September 30, 1999. For the three months ended September 30, 2000 and 1999 other fee income totaled $142,000 and $111,000 respectively.

NON-INTEREST EXPENSE

Non-interest expenses are incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, advertising, insurance, data processing, stationary & supplies, professional services, office, administrative, other real estate owned, and other expenses are the major categories of non-interest expense.

The following table compares each of the components of non-interest expense for the nine months and three months ended September 30, 2000 and 1999, respectively:

                                            FOR THE NINE MONTHS ENDED SEPT.30,   FOR THE THREE MONTHS ENDED SEPT. 30,
                                            ---------------------------------    ------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
                                              2000       1999       CHANGE $         2000         1999      CHANGE $
                                              ----       ----       --------         ----         ----      --------
Non-interest expense:
  Salaries and employee benefits            $4,831      $3,914        $917       $1,684         $1,379       $305
  Occupancy and equipment                    1,249       1,132         117          457            393         64
  Advertising and promotions                   319         224          95          106             90         16
  Insurance and assessments                    134          90          44           50             33         17
  Data processing                              662         468         194          236            207         29
  Stationary and supplies                      266         210          56          119             85         34
  Professional                                 409         272         137          163             97         66
  Office                                       306         321         (15)         106            108         (2)
  Administrative                               695         572         123          232            248        (16)
  Other real estate owned                       95          67          28           47              3         44
  Other                                        619         479         140          158            130         28
                                            ------      ------      ------       ------         ------       ----
    TOTAL NON-INTEREST EXPENSE              $9,585      $7,749      $1,836       $3,358         $2,773       $585
                                            ------      ------      ------       ------         ------       ----

Non-interest expenses increased to $3.4 million for the three months ended September 30, 2000 compared to $2.8 million for the three months ended September 30, 1999, an increase of $585,000 or 21.1%. For the nine months ended September 30, 2000 and 1999, other operating expenses increased to $9.6 million from $7.7 million, an increase of $1.9 million or 23.7%. The increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank ('VMB"), as well as obtaining additional administrative space during the period.

Salaries and employee benefits increased $305,000 or 22.1% for the third quarter of 2000 and $900,000 or 23.4% for the nine months ended September 30, 2000 as compared to the same periods in 1999 due to (i) the addition of 32 employees associated with the purchase of Valley Merchants Bank; (ii) increased staffing in the branches and administration; and (iii) periodic merit and promotional increases for employees.

Occupancy costs increased $64,000 or 16.3% for the third quarter of 2000 and $117,000 or 10.3% for the nine months ended September 30, 2000 as compared to the same periods in 1999 primarily due to opening additional administrative space and the additional occupancy costs associated with the purchase of Valley Merchants Bank.

Professional services expense increased 66,000 or 68.0% for the third quarter of 2000 and $137,000 or 50.4% for the nine months ended September 30, 2000 as compared to the same periods in 1999 due to legal/accounting services incurred in conjunction with filing the Company's Registration Statement, as well as the costs associated with the acquisition of Valley Merchants Bank.

Data processing costs increased $29,000 or 14.0%; stationary & supplies increased $34,000 or 40.0%; and other expenses increased $28,000 or 21.5% for the three month period ended September 30, 2000 as compared to the same period in 1999. Advertising costs increased $95,000 or 42.4%; stationary & supplies increased $56,000 or 26.7%; administrative costs increased $123,000 or 21.5%; and other expenses increased $140,000 or 29.2% for the nine month period ended September 30, 2000 as compared to the same period in 1999.

Other real estate owned ("OREO") increased $44,000 or 1,466.7% for the third quarter of 2000 and $28,000 or 41.8% for the nine months ended September 30, 2000 as compared to the same periods in 1999.The increase is primarily due to the writedown of one of the Bank's OREO properties by $36,600 during the third quarter 2000.

PROVISION FOR INCOME TAXES

The effective income tax rate was 31.0% for the nine months ended September 30, 2000 compared to 29.3% for the nine months ended September 30, 1999. Provisions for income taxes totaled $745,000 and $581,000 for the nine months ended September 30, 2000 and 1999, respectively.

For the three months ended September 30, 2000 and 1999, the effective income tax rate was 34.9% and 31.7%, respectively. Provisions for income taxes totaled $312,000 and $221,000 for the three months ended September 30, 2000 and 1999, respectively.

PART 2.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None to report.

ITEM 2   CHANGES IN SECURITIES

None to report.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

None to report.

ITEM 4   SUBMISSION OF MATTERS TO SECURITY HOLDERS

None to report.

ITEM 5   OTHER INFORMATION

None to report.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

Exhibit 27.1 - Financial Data Schedule

(b)  Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS BANCORP

DATE: November 20, 2000

                    /S/ ALAN J. LANE
                    ----------------

                    Alan J. Lane
                    President
                    Chief Executive Officer



                    /S/ JEFFREY L. BLAKE
                    --------------------

                    Jeffrey L. Blake
                    Senior Vice President - Finance