Form 10KSB
period 2000-12-31
BUSINESS BANCORP /CA/
filed 2001-03-29
CIK 1123841

                   U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            _______________________

                                  FORM 10-KSB

                                  (Mark One)
 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 2000
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the transition period from _________ to ___________
                         Commission File Number: 0-31593

                                BUSINESS BANCORP
                                ----------------
           (Name of Small Business Issuer as specified in its charter)


                   California                              330884369
---------------------------------------  --------------------------------------
            (State of Incorporation)     (I.R.S. Employer Identification Number)

          140 South Arrowhead Avenue
          San Bernardino, California                          92408
----------------------------------------- --------------------------------------
  (Address of Principal Executive Offices)                  (Zip Code)

Issuer's telephone number, including area code: (909) 888-2265
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No Par Value
                           --------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   [X]  No ___
                                    ---

Disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The registrant's revenues for its most recent fiscal year were $24.2 million.

As of February 28, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.6 million.

Shares of Common Stock held by each officer and director and each person owning more than five percent of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of the affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Common Stock of the registrant outstanding as of February 28, 2001 was 2,026,869.

Documents Incorporated by Reference: Portions of the definitive proxy statement
-----------------------------------
or the 2001 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to SEC Regulation 14A are incorporated by reference in Part III, Items 9-12.

Transitional Small Business Disclosure Format (check one): Yes        No  X
                                                               _____     ---

                               TABLE OF CONTENTS
                               -----------------

PART I....................................................................................................     1

          Item 1.  Description of Business................................................................     1

          Item 2.  Description of Property................................................................    13

          Item 3.  Legal Proceedings......................................................................    14

          Item 4.  Submission of Matters to a Vote of Security Holders....................................    14

PART II...................................................................................................    14

          Item 5. Market for Common Equity and Related Stockholder Matters................................    14

          Item 6.  Management's Discussion and Analysis of
                           Financial Condition and Results of Operation...................................    16

          Item 7.  Financial Statements...................................................................    39

          Item 8.  Changes in and Disagreements with Accountants on Accounting
                           and Financial Disclosure.......................................................    39

PART III..................................................................................................    72

          Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance
                           with Section 16(a) of the Exchange Act.........................................    72

          Item 10.  Executive Compensation................................................................    72

          Item 11.  Stock Ownership by Certain Beneficial Owners and Management...........................    72

          Item 12.  Certain Relationships and Related Transactions........................................    72

          Item 13.  Exhibits and Reports on Form 8-K......................................................    72

SIGNATURES................................................................................................    73

INDEX TO EXHIBITS.........................................................................................    74

                                    PART I
                                    ------

Item 1.  Description of Business

The Company

         Business Bancorp (the "Company") is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is headquartered in San Bernardino, California. The Company was incorporated in October, 1999 and acquired all of the outstanding shares of Business Bank of California (the "Bank") in January, 2000. The Company's principal subsidiary is the Bank. The Company exists primarily for the purpose of holding the stock of this subsidiary and of such other subsidiaries as it may acquire or establish.

         The Company's principal source of income is currently dividends from the Bank, but the Company intends to explore alternative sources of income in the future. The expenditures of the Company, including (but not limited to) the payment of dividends to stockholders, if and when declared by the Board of Directors, and the cost of servicing debt, are generally paid from such payments made to the Company by the Bank. At December 31, 2000, the Company had consolidated assets of $311.5 million, deposits of $264.9 million and stockholders' equity of $23.5 million.

         The Company's strategic goal is to increase shareholder and franchise value by continuing to grow the Bank's business in its current markets in Southern California through the opening of de novo branches or the acquisition of other existing institutions or branches. As of the date hereof, the Company has not identified any additional institutions or branches to be acquired, and there can be no assurance that the Company will be able to identify any suitable acquisition candidates in the future or, should suitable acquisition candidates be identified, there can be no assurance that the Company will be able to consummate such acquisitions. See "Risk Factors -- Risks Related to Growth."

         With the Company completing its first full year of operations in 2000 the Bank finished its sixteenth. The Company reported earnings of $2.27 million or $1.14 per share. This exceeded the Bank's 1999 earnings of $1.94 million or $.99 per share by $ 330,000 or 17.0%/1/.

The Bank

         Business Bank of California is a California state-chartered commercial bank which was incorporated under the laws of the State of California on June 15, 1983, and opened for business in April, 1984. The Bank's Administrative Office is located at 140 South Arrowhead Avenue, San Bernardino, California 92408. The Bank is an insured bank under the Federal Deposit Insurance Act up to the maximum limits thereof. Like most state-chartered banks of its size, the Bank is not a member of the Federal Reserve System. At December 31, 2000, the Bank had approximately $311.4 million in assets, $180.4 million in loans and $265.8 million in deposits. The Bank was originally incorporated under the name Bank of San Bernardino and changed its name to Business Bank of California in August, 1996.

         The Bank currently operates its main office in San Bernardino, which was established in 1984, and seven additional branch offices. The Bank's branch offices are located in the following communities: City of San Bernardino (opened December 1986), Corona (opened August 1994), Redlands (opened October 1996), Hesperia (acquired December 1997), Phelan (acquired December 1997), Ontario (opened August 1999) and Hemet (acquired August 2000). The Bank is currently pursuing a de novo branch in Riverside, California. The Bank anticipates opening a temporary facility to house the de novo in the 2/nd/ quarter of 2001, subject to regulatory approval, while seeking a permanent site concurrently. All of the Bank's offices are located in the counties of Riverside and San Bernardino, in an area of Southern California commonly known as the "Inland Empire."

         In August, 2000 the Bank completed the acquisition of Valley Merchants Bank, N.A. ("VMB"), a national banking association (the Bank's current Hemet branch office) for a purchase price of approximately $12.2 million.

_______________________

/1/ As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in January, 2000, all financial information as of and for the years ended December 31, 1999 and any earlier years or periods relates to the Bank rather than the Company. Information as of and for the year ended December 31, 2000 is provided for the Bank and the Company on a consolidated basis.

         The Bank has experienced significant balance sheet growth in the past several years, including growth in total assets from $182.5 million at December 31, 1998 to $311.4 million at December 31, 2000, an increase of approximately 70.6%. Deposits increased from $163.8 million at December 31, 1998 to $265.8 million at December 31, 2000, an increase of approximately 62.3%. This growth in the Bank's balance sheet has been generated both internally, primarily through increased deposits and loans as a result of increased marketing and focus on sales training, and through the acquisition and opening of new branch offices. The Company's and the Bank's/1/ earnings increased from $1.94 million or $.99 per share in 1999 to $2.27 million or $ 1.14 per share in 2000.

         The Bank is a community bank conducting a general commercial banking business. Each of its branch offices is a full service office offering a wide range of commercial banking services. The Bank provides numerous deposit products, including demand deposit accounts, Money Market accounts, savings and Super Now accounts, time certificates of deposit and fixed rate, fixed maturity installment savings. The Bank makes various types of commercial, installment and real estate loans, including the origination of government-guaranteed Small Business Administration Loans ("SBA Loans"). In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank also offers electronic "home banking" through its "EZ Banker" program and maintains an Internet web site (www.businessbank.com) for its customers. Other services offered include ATM machines located at branch offices, customer access to an ATM network, and armored carrier and courier services. The Bank does not offer trust services.

General

         On August 31, 2000, the Bank completed the acquisition of VMB for an aggregate purchase price of $12.2 million, pursuant to a two-step transaction in which VMB was ultimately merged with and into the Bank. Upon acquisition, VMB had total assets of $56.8 million and total deposits of $49.6 million. VMB's sole office, in Hemet, in the San Jacinto Valley of Southern California, will be operated as a branch of the Bank. The acquisition of VMB, by the Bank, increased the Company's assets by approximately 23%.

         Management believes the acquisition of VMB by the Bank benefits the Company in a variety of ways. The main office of VMB, which the Bank now operates as a branch office, is located in Hemet in the eastern section (San Jacinto Valley) of Riverside County, an area in which the Bank did not previously have an office. The Bank's Main Office is located in the City of San Bernardino in San Bernardino County, which adjoins Riverside County. The Bank also currently has one additional branch office in Riverside County, in the City of Corona. The acquisition of VMB will expand the Bank's current geographical market area to encompass more of the San Bernardino and Riverside Counties. Management believes this expansion in market, and the increase in asset size of approximately 23% (which allows the Bank to increase its legal lending limit, which is generally 25% of the Bank's capital), enables the Bank to compete more effectively with banks which are larger than the Bank by offering the Bank's customers a larger branch network, and enabling the Bank to meet the needs of its customers who need loans larger than the Bank could previously offer. In addition, VMB offered substantially similar consumer and commercial lending products to those of the Bank, and by combining the two Bank's complementary operations, management was able to realize savings through consolidation of functions and economies of scale.

         In order to fund a substantial portion of the acquisition price of VMB, on March 23, 2000, Business Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company (the "Trust"), issued an aggregate of $10,000,000 of principal amount of 10-7/8% Fixed Rate Capital Trust Pass-through Securities of the Trust (the "Trust Preferred Securities"). Salomon Smith Barney, Inc. acted as placement agent in connection with the offering of the trust securities. The securities issued by the Trust are fully guaranteed by the Company with respect to distributions and amounts payable upon liquidation, redemption or repayment. The entire proceeds to the Trust from the sale of the Trust Preferred Securities were used by the Trust in order to purchase $10,000,000 in principal amount of the Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 issued by the Company (the "Subordinated Debt Securities"). The Company contributed to the Bank $8.7 million, in August of 2000, of the approximately $9.7 million in net proceeds which it received from the sale of the Subordinated Debt Securities in order to fund the acquisition of VMB. The balance of the purchase price for the acquisition of VMB was paid out of the working capital of the Bank.

_____________________

/1/ As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in January, 2000, all financial information as of and for the years ended December 31, 1999 and any earlier years or periods relates to the Bank rather than the Company. Information as of and for the year ended December 31, 2000 is provided for the Bank and the Company on a consolidated basis.

Recent Developments

         On February 27, 2001 the Company commenced trading its common stock on Nasdaq's Small Cap Market. The Nasdaq listing is intended to enhance the liquidity of the Company's stock by encouraging a more active trading market and making it more likely that the Company will be able to use its common stock for any future acquisitions which the Company may seek to pursue, although no such future acquisitions have been identified to date. However, there can be no assurance that a more liquid trading market for the common stock will develop as a result of such listing, or that if developed, such market will continue. See "Risk Factors -- Limited Prior Market for Common Stock and Possible Volatility of Stock Price."

Competition

         The banking business in California generally, and specifically in the Bank's market areas, is highly competitive with respect to virtually all products and services and has become increasingly so in recent years. The industry continues to consolidate, and strong, unregulated competitors have entered banking markets with focused products targeted at highly profitable customer segments. Many largely unregulated competitors are able to compete across geographic boundaries and provide customers increasing access to meaningful alternatives to banking services in nearly all significant products. These competitive trends are likely to continue.

         With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which the Bank does not offer directly (but some of which the Bank offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than does the Bank./1/

         In addition to other banks, competitors include savings institutions, credit unions, and numerous non-banking institutions, such as finance companies, leasing companies, insurance companies, brokerage firms, and investment banking firms. In recent years, increased competition has also developed from specialized finance and non-finance companies that offer money market and mutual funds, wholesale finance, credit card, and other consumer finance services, including on-line banking services and personal finance software. Strong competition for deposit and loan products affects the rates of those products as well as the terms on which they are offered to customers. Mergers between financial institutions have placed additional pressure on banks within the industry to streamline their operations, reduce expenses, and increase revenues to remain competitive. Competition has also intensified due to federal and state interstate banking laws, which permit banking organizations to expand geographically, and the California market has been particularly attractive to out-of-state institutions.

         Technological innovations have also resulted in increased competition in the financial services market. Such innovations have, for example, made it possible for non-depository institutions to offer customers automated transfer payment services that previously have been considered traditional banking products. In addition, many customers now expect a choice of several delivery systems and channels, including telephone, mail, home computer, ATM's, self-service branches, and/or in-store branches. In addition to other banks, the sources of competition for such products include savings associations, credit unions, brokerage firms, money market and other mutual funds, asset management groups, finance and insurance companies, and mortgage banking firms.

         In order to compete effectively, the Bank provides quality, personalized service and fast, local decision making which its major bank competitors are generally unable to offer. For customers whose loan demands exceed the Bank's lending limit, the Bank attempts to arrange for such loans on a participation basis with other financial institutions. The Bank also assists customers requiring services not offered by the Bank in obtaining such services from its correspondent banks.

___________________________

/1/ Legal lending limits to each customer are restricted to a percentage of the Bank's total shareholders' equity, the exact percentage depending upon the nature of loan transaction.

         The market for the origination of SBA Loans is highly competitive. With respect to its origination of SBA Loans, the Bank competes with other small, mid-size and major banks which originate these loans in the geographic areas in which the Bank's branches are located, see "The Bank". In addition, because these loans are largely broker-driven, the Bank also competes to a large extent with banks which originate SBA Loans outside of the Bank's immediate geographic area. Further, because these loans may be written out of loan production offices specifically set up to write SBA Loans rather than out of full service branches, the barriers to entry in this area, after approval of a bank as an SBA lender, are relatively low.

Employees

         As of December 31, 2000 the Company had a total of 79 full-time and 56 part-time employees. None of the Company's employees are currently represented by a union or covered by a collective bargaining agreement. Management of the Company believes that its employee relations are satisfactory.

                           Regulation and Supervision

         The Company and the Bank are subject to significant regulation by federal and state regulatory agencies. The following discussion of statutes and regulations is only a brief summary and does not purport to be complete. This discussion is qualified in its entirety by reference to such statutes and regulations. No assurance can be given that such statutes or regulations will not change in the future.

The Company

         The Company is subject to the periodic reporting requirements of
Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") which requires the Company to file annual, quarterly and other current reports with the Securities and Exchange Commission (the "SEC"). The Company is also subject to additional regulations including, but not limited to, the proxy and tender offer rules promulgated by the SEC under Sections 13 and 14 of the Exchange Act; the reporting requirements of directors, executive officers and principal shareholders regarding transactions in the Company's Common Stock and short-swing profits rules promulgated by the SEC under Section 16 of the Exchange Act; and certain additional reporting requirements by principal shareholders of the Company promulgated by the SEC under Section 13 of the Exchange Act.

         The Company is a bank holding company within the meaning of the Bank Holding Company Act of 1956 and is registered as such with the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5% of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

         The Federal Reserve Board has by regulation determined certain activities in which a bank holding company may or may not conduct business. A bank holding company must engage, with certain exceptions, in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. The permissible activities and affiliations of certain bank holding companies have recently been expanded. (See " -- Financial Modernization Act" below.)

The Bank

         As a California state-chartered bank whose accounts are insured by the FDIC up to a maximum of $100,000 per depositor, the Bank is subject to regulation, supervision and regular examination by the Department of Financial Institutions (the "DFI") and the FDIC. In addition, while the Bank is not a member of the Federal Reserve System, it is subject to certain regulations of the Federal Reserve Board. The regulations of these agencies govern most aspects of the Bank's business, including the making of periodic reports by the Bank, and the Bank's activities relating to dividends, investments, loans, borrowings, capital requirements, certain check-clearing activities, branching, mergers and acquisitions, reserves against deposits and numerous other areas. Supervision, legal action and examination of the Bank by the FDIC is generally intended to protect depositors and is not intended for the protection of shareholders.

         The earnings and growth of the Bank are largely dependent on its ability to maintain a favorable differential or "spread" between the yield on its interest-earning assets and the rate paid on its deposits and other interest-bearing liabilities. As a result, the Bank's performance is influenced by general economic conditions, both domestic and foreign, the monetary and fiscal policies of the federal government, and the policies of the regulatory agencies, particularly the Federal Reserve Board. The Federal Reserve Board implements national monetary policies (such as seeking to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements and by varying the discount rate applicable to borrowings by banks which are members of the Federal Reserve System. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits and also affect interest rates charged on loans and deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

Capital Adequacy Requirements

         The Company and the Bank are subject to the regulations of the Federal Reserve Board and the FDIC, respectively, governing capital adequacy. Those regulations incorporate both risk-based and leverage capital requirements. Each of the federal regulators has established risk-based and leverage capital guidelines for the banks or bank holding companies it regulates, which set total capital requirements and define capital in terms of "core capital elements," or Tier 1 capital; and "supplemental capital elements," or Tier 2 capital. Tier 1 capital is generally defined as the sum of the core capital elements less goodwill and certain other deductions, notably the unrealized net gains or losses (after tax adjustments) on available for sale investment securities carried at fair market value. The following items are defined as core capital elements: (i) common stockholders' equity; (ii) qualifying noncumulative perpetual preferred stock and related surplus; and (iii) minority interests in the equity accounts of consolidated subsidiaries. Supplementary capital elements include: (i) allowance for loan and lease losses (but not more than 1.25% of an institution's risk-weighted assets); (ii) perpetual preferred stock and related surplus not qualifying as core capital; (iii) hybrid capital instruments, perpetual debt and mandatory convertible debt instruments; and (iv) term subordinated debt and intermediate-term preferred stock and related surplus. The maximum amount of supplemental capital elements which qualifies as Tier 2 capital is limited to 100% of Tier 1 capital, net of goodwill.

         The minimum required ratio of qualifying total capital to total risk-weighted assets is 8.0% ("Total Risk-Based Capital Ratio"), at least one-half of which must be in the form of Tier 1 capital, and the minimum required ratio of Tier 1 capital to total risk-weighted assets is 4.0% ("Tier 1 Risk-Based Capital Ratio"). Risk-based capital ratios are calculated to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are recorded as off-balance sheet items. Under the risk-based capital guidelines, the nominal dollar amounts of assets and credit-equivalent amounts of off-balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U. S. Treasury securities, to 100% for assets with relatively high credit risk, such as business loans. As of December 31, 2000 and 1999, the Bank's Total Risk-Based Capital Ratios were 11.7% and 12.2%, respectively and its Tier 1 Risk-Based Capital Ratios were 10.9% and 11.4%, respectively. As of December 31, 2000, the Company's Total Risk-Based Capital was 11.8% and its Tier 1 Risk-Based Capital Ratio was 9.7%.

         The risk-based capital requirements also take into account concentrations of credit (i.e., relatively large proportions of loans involving one borrower, industry, location, collateral or loan type) and the risks of "non-traditional" activities (those that have not customarily been part of the banking business). The regulations require institutions with high or inordinate levels of risk to operate with higher minimum capital standards, and authorize the regulators to review an institution's management of such risks in assessing an institution's capital adequacy.

         The risk-based capital regulations also include exposure to interest rate risk as a factor that the regulators will consider in evaluating a bank's capital adequacy. Interest rate risk is the exposure of a bank's current and future earnings and equity capital arising from adverse movements in interest rates. While interest risk is inherent in a bank's role as financial intermediary, it introduces volatility to bank earnings and to the economic value of the bank.

         The FDIC and the Federal Reserve Board also require the maintenance of a leverage capital ratio designed to supplement the risk-based capital guidelines. Banks and bank holding companies that have received the highest rating of the five categories used by regulators to rate banks and are not anticipating or experiencing any significant growth must maintain a ratio of Tier 1 capital (net of all intangibles) to adjusted total assets ("Leverage Capital Ratio") of at least 3%. All other institutions are required to maintain a leverage ratio of at least 100 to 200 basis points above the 3% minimum, for a minimum of 4% to 5%. Pursuant to federal regulations, banks must maintain capital levels commensurate with the level of risk to which they are exposed, including the volume and severity of problem loans, and federal regulators may, however, set higher capital requirements when a bank's particular circumstances warrant. As of December 31, 2000 and 1999, the Bank's Leverage Capital Ratios were 7.9% and 7.8%, respectively. As of December 31, 2000, the Company's leverage capital ratio was 7.8%, exceeding regulatory minimums. See Part III --Item 6. " Management's Discussion and Analysis of Financial Condition and Results of Operation -- Liquidity and Capital Resources."

Prompt Corrective Action Provisions

         Federal law requires each federal banking agency to take prompt corrective action to resolve the problems of insured financial institutions, including but not limited to those that fall below one or more prescribed minimum capital ratios. The federal banking agencies have by regulation defined the following five capital categories: "well capitalized" (Total Risk-Based Capital Ratio of 10%; Tier 1 Risk-Based Capital Ratio of 6%; and Leverage Ratio of 5%); "adequately capitalized" (Total Risk-Based Capital Ratio of 8%; Tier 1 Risk-Based Capital Ratio of 4%; and Leverage Ratio of 4%) (or 3% if the institution receives the highest rating from its primary regulator); "undercapitalized" (Total Risk-Based Capital Ratio of less than 8%; Tier 1 Risk-Based Capital Ratio of less than 4%; or Leverage Ratio of less than 4%) (or 3% if the institution receives the highest rating from its primary regulator); "significantly undercapitalized" (Total Risk-Based Capital Ratio of less than 6%; Tier 1 Risk-Based Capital Ratio of less than 3%; or Leverage Ratio less than 3%); and "critically undercapitalized" (tangible equity to total assets less than 2%). A bank may be treated as though it were in the next lower capital category if after notice and the opportunity for a hearing, the appropriate federal agency finds an unsafe or unsound condition or practice so warrants, but no bank may be treated as"critically undercapitalized" unless its actual capital ratio warrants such treatment.

         At each successively lower capital category, an insured bank is subject to increased restrictions on its operations. For example, a bank is generally prohibited from paying management fees to any controlling persons or from making capital distributions if to do so would make the bank "undercapitalized." Asset growth and branching restrictions apply to undercapitalized banks, which are required to submit written capital restoration plans meeting specified requirements (including a guarantee by the parent holding company, if any). "Significantly undercapitalized" banks are subject to broad regulatory authority, including among other things, capital directives, forced mergers, restrictions on the rates of interest they may pay on deposits, restrictions on asset growth and activities, and prohibitions on paying certain bonuses without FDIC approval. Even more severe restrictions apply to critically undercapitalized banks. Most importantly, except under limited circumstances, not later than 90 days after an insured bank becomes critically undercapitalized, the appropriate federal banking agency is required to appoint a conservator or receiver for the bank.

         In addition to measures taken under the prompt corrective action provisions, insured banks may be subject to potential actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation or any condition imposed in writing by the agency or any written agreement with the agency. Enforcement actions may include the issuance of cease and desist orders, termination of insurance of deposits (in the case of a bank), the imposition of civil money penalties, the issuance of directives to increase capital, formal and informal agreements, or removal and prohibition orders against "institution-affiliated" parties.

Safety and Soundness Standards

         The federal banking agencies have also adopted guidelines establishing safety and soundness standards for all insured depository institutions. Those guidelines relate to internal controls, information systems, internal audit systems, loan underwriting and documentation, compensation and interest rate exposure. In general, the standards are designed to assist the federal banking agencies in identifying and addressing problems at insured depository institutions before capital becomes impaired. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan and institute enforcement proceedings if an acceptable compliance plan is not submitted.

Premiums for Deposit Insurance

         The FDIC regulations also implement a risk-based premium system, whereby insured depository institutions are required to pay insurance premiums depending on their risk classification. Under this system, institutions such as the Bank which are insured by the Bank Insurance Fund ("BIF"), are categorized into one of three capital categories (well capitalized, adequately capitalized, and undercapitalized) and one of three supervisory categories based on federal regulatory evaluations. The three supervisory categories are: financially sound with only a few minor weaknesses (Group A), demonstrates weaknesses that could result in significant deterioration (Group
B), and poses a substantial probability of loss (Group C). The capital ratios used by the FDIC to define well capitalized, adequately capitalized and undercapitalized are the same in the FDIC's prompt corrective action regulations. The current BIF base assessment rates (expressed as cents per $100 of deposits) are summarized as follows:
                                                  Group A    Group B    Group C
                                                  -------    -------    -------

       Well Capitalized........................      0          3         17
       Adequately Capitalized..................      3         10         24
       Undercapitalized........................     10         24         27

         In addition, BIF member banks (such as the Bank) must pay an amount which fluctuates but is currently 1.96 basis points, or cents per $100 of insured deposits, towards the retirement of the Financing Corporation bonds issued in the 1980's to assist in the recovery of the savings and loan industry.

Community Reinvestment Act

         The Bank is subject to certain requirements and reporting obligations involving Community Reinvestment Act ("CRA") activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods. The CRA further requires the agencies to take a financial institution's record of meeting its community credit needs into account when evaluating applications for, among other things, domestic branches, consummating mergers or acquisitions, or holding company formations. In measuring a bank's compliance with its CRA obligations, the regulators utilize a performance-based evaluation system which bases CRA ratings on the bank's actual lending service and investment performance, rather than on the extent to which the institution conducts needs assessments, documents community outreach activities or complies with other procedural requirements. In connection with its assessment of CRA performance, the FDIC assigns a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was last examined for CRA compliance in October, 1999, and received an "outstanding" CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

         The bank regulatory agencies are increasingly focusing attention on compliance with consumer protection laws and regulations. Examination and enforcement has become intense, and banks have been advised to carefully monitor compliance with various consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending issued a policy statement on discrimination in home mortgage lending describing three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank is subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Interstate Banking and Branching

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") regulates the interstate activities of banks and bank holding companies and establishes a framework for nationwide interstate banking and branching. Since June 1, 1997, a bank in one state has generally been permitted to merge with a bank in another state without the need for explicit state law authorization. However, states were given the ability to prohibit interstate mergers with banks in their own state by "opting-out" (enacting state legislation applying equality to all out-of-state banks prohibiting such mergers ) prior to June 1, 1997.

         Since 1995, adequately capitalized and managed bank holding companies have been permitted to acquire banks located in any state, subject to two exceptions: first, any state may still prohibit bank holding companies from acquiring a bank which is less than five years old; and second, no interstate acquisition can be consummated by a bank holding company if the acquiror would control more than 10% of the deposits held by insured depository institutions nationwide or 30% percent or more of the deposits held by insured depository institutions in any state in which the target bank has branches.

         A bank may establish and operate de novo branches in any state in which the bank does not maintain a branch if that state has enacted legislation to expressly permit all out-of-state banks to establish branches in that state.

         In 1995 California enacted legislation to implement important provisions of the Interstate Banking Act discussed above and to repeal California's previous interstate banking laws, which were largely preempted by the Interstate Banking Act.

         The changes effected by Interstate Banking Act and California laws have increased competition in the environment in which the Bank operates to the extent that out-of-state financial institutions directly or indirectly enter the Bank's market areas. It appears that the Interstate Banking Act has contributed to the accelerated consolidation of the banking industry. While many large out-of-state banks have already entered the California market as a result of this legislation, it is not possible to predict the precise impact of this legislation on the Bank and the Company and the competitive environment in which they operate.

Financial Modernization Act

         Effective March 11, 2000 the Gramm-Leach-Bliley Act eliminated most barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers, and enabled full affiliations to occur between such entities. This new legislation permits bank holding companies to become "financial holding companies" and thereby acquire securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDICIA prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the CRA by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve Board. The Company has no current intention of becoming a financial holding company, but may do at some point in the future if deemed appropriate in view of opportunities or circumstances at the time.

         The Gramm-Leach-Bliley Act defines "financial in nature" to include securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and activities that the Board has determined to be closely related to banking. A national bank (and therefore, a state bank as well) may also engage, subject to limitations on investment, in activities that are financial in nature, other than insurance underwriting, insurance company portfolio investment, real estate development and real estate investment, through a financial subsidiary of the bank, if the bank is well capitalized, well managed and has at least a satisfactory CRA rating. Subsidiary banks of a financial holding company or national banks with financial subsidiaries must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divestiture of the financial in nature subsidiary or subsidiaries. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a CRA rating of satisfactory or better.

Other Pending and Proposed Legislation

         Other legislative and regulatory initiatives which could affect the Company, the Bank and the banking industry in general are pending, and additional initiatives may be proposed or introduced, before the United States Congress, the California legislature and other governmental bodies in the future. Such proposals, if enacted, may further alter the structure, regulation and competitive relationship among financial institutions, and may subject the Bank to increased regulation, disclosure and reporting requirements. In addition, the various banking regulatory agencies often adopt new rules and regulations to implement and enforce existing legislation. It cannot be predicted whether, or in what form, any such legislation or regulations may be enacted or the extent to which the business of the Company or the Bank would be affected thereby.

                                  Risk Factors

         Statements and financial discussion and analysis by management contained throughout this report that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements involve a number risks and uncertainties. The important factors that could cause actual results to differ materially from the forward-looking statements herein include, without limitation, the factors set forth below.

Geographic Concentration

         Substantially all of the Company's business is located in California, with a particular concentration in Southern California. As a result, the Company's financial condition and operating results are subject to changes in economic conditions in that region. In the early to mid-1990s, California experienced a significant and prolonged downturn in its economy, which adversely affected financial institutions, including the Company. Although the general economy in California has recovered from that prolonged recession, the Company is subject to changes in economic conditions in that region. We can provide no assurance that conditions in the California economy will not deteriorate in the future and that such deterioration will not adversely effect the Company.

         In addition, a substantial portion of the Company's assets consist of loans secured by real estate in California. At December 31, 2000 approximately 74% of the Company's loans are secured by real estate in California. Historically, California has experienced, on occasion, significant natural disasters, including earthquakes, brush fires and, during early 1998, flooding attributed to the weather phenomenon known as "El Nino." Accordingly, the availability of insurance for losses from such catastrophes is limited. The occurrence of one or more of such catastrophes could impair the value of the collateral for the Company's real estate secured loans and adversely affect the Company.

Potential Impact of Changes in Interest Rates

         The Company's profitability is significantly dependent on its net interest income. Net interest income is the difference between its interest income on interest-earning assets, such as loans and leases, and its interest expense on interest-bearing liabilities, such as deposits. Therefore, changes in general market interest rates, whether as a result of changes in the monetary policies of the Federal Reserve or otherwise, can have a significant effect on the Company's net interest income. The Company's assets and liabilities may react differently to changes in overall market rates or conditions because of mismatches between the repricing or maturity characteristics of its assets and liabilities. As a result, changes in interest rates can affect the Company's net interest income in either a positive or a negative way.

Lack of Diversification of Loan Portfolio

         The Company's loan portfolio is heavily concentrated in real estate loans, both commercial and residential. At December 31, 2000, approximately 74% of the Bank's loan portfolio is real estate-related. Conditions in the California real estate market can and historically have strongly influenced the level of the Bank's non-performing loans and its results of operations. Another real estate recession in California, or the occurrence of a natural disaster, could have a material adverse effect on the Company.

Dependence on Key Personnel

         The Company's future success depends, in large part upon the continuing contributions of its key management personnel. If the Company loses the services of one or more key employees within a short period of time, the Company could be adversely affected. The Company's future success is also dependent upon its continuing ability to attract and retain other highly qualified personnel. Competition for such employees among financial institutions in California is intense. The Company's inability to attract and retain additional key personnel could adversely affect the Company. We can provide no assurance that the Company will be able to retain any of its key officers and employees or attract and retain qualified personnel in the future. Mr. Lane, the Company's President and Chief Executive Officer, has an employment agreement which expires on March 31, 2004. See Part III -- Item 10. "Executive Compensation -- Employment Agreements."

Risks Related to Growth

         The Company consummated its acquisition of VMB on August 31, 2000. The acquisition of VMB increased the Company's total assets by approximately 23%. In addition, the Company intends to investigate other opportunities to acquire or combine with additional financial institutions that would complement the Company's existing business as such opportunities may arise. No assurance can be provided, however, that the Company will be able to identify additional suitable acquisition targets or consummate any such acquisition.

         The Company's ability to manage its growth will depend primarily on its ability to

         .        monitor operations;

         .        control costs;

         .        maintain positive customer relations;

         .        attract, assimilate and retain additional qualified personnel.

         See "--Dependence on Key Personnel." If the Company fails to achieve those objectives in an efficient and timely manner, it may experience interruptions and dislocations in its business. Any such problems could adversely affect the Company's existing operations, as well as its ability to retain the customers of the acquired businesses or operate any such businesses profitably. In addition, such concerns may cause the Company's federal and state banking regulators to require the Company to delay or forgo any proposed acquisition until such problems have been addressed to the satisfaction of those regulators.

         The Company's failure to manage its growth effectively would adversely affect the Company.

Intention to Pay Dividends; Regulatory Restrictions on Payment of Dividends

         While the Company has never paid a cash dividend it periodically assesses the benefits of doing so. See Part II -- Item 5. "Market for Common Equity and Related Stockholder Matters -- Dividends." The Company's ability to declare a dividend on the common stock will depend upon, among other things, future earnings, operating and financial condition, capital requirements and general business conditions, and receipt of regulatory approvals, if then required.

         The Company is a legal entity separate and distinct from the Bank. Substantially all of the Company's revenue and cash flow, including funds available for the payments of dividends and other operating expenses, is dependent upon the payment of dividends to the Company from the Bank. Dividends payable by the Bank are restricted under California and federal laws and regulations. See Part II -- Item 5. ""Market for Common Equity and Related Stockholder Matters -- Dividends."

No Assurances as to Adequacy of Allowance for Loan Losses

         The Company believes that the allowance for loan losses maintained by the Bank is at a level adequate to absorb any inherent losses in its loan portfolio. Depending on changes in economic, operating and other conditions, including changes in interest rates, that are generally beyond the Bank's control, the Bank's actual loan losses could increase significantly. As a result, such losses could exceed the Bank's current allowance estimates. The Company can provide no assurance that the Bank's allowance is sufficient to cover actual loan losses should such losses be realized.

         In addition, the Federal Reserve Board and the California Department of Financial Institutions ("DFI"), as an integral part of their respective supervisory functions, periodically review the Bank's allowance for loan losses. Such regulatory agencies may require the Bank's to increase its provision for loan losses or to recognize further loan charge-off's, based upon judgments different from those of management. Any increase in the Bank's allowance required by the Federal Reserve Board or the DFI could adversely effect the Company. See Part II -- Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Allowance for Loan Losses."

Control by Directors and Executive Officers

         As of December 31, 2000 the Company's directors and executive officers together with their affiliates, beneficially owned approximately 50.9%/1/ of the shares of the voting Common Stock then outstanding. As a result, if such shareholders take a common position, they could most likely control the outcome of corporate actions requiring shareholder approval, including the election of directors and the approval of significant corporate transactions, such as a merger of sale of all or substantially all of the Company's assets. We can provide no assurance that the investment objectives of such shareholders will be the same as the Company's other shareholders. See Part III -- Item 9. "Directors, Executive Officers, Promoters and Control Persons."

Employment Contracts, Change in Control Provisions and Employee Severance Compensation

         The Company has entered into employment agreements with Alan J. Lane and certain other of the Company's executive officers, and severance agreements with certain executive officers of the Company and the Bank, which agreements provide for severance payments if their respective employment arrangements are terminated in connection with a change in control of the Company or the Bank. Those provisions may have the effect of increasing the cost of acquiring the Company, thereby discouraging future attempts to take over the Company or the Bank. See Part III -- Item 10. "Executive Compensation -- Employment Agreements."

Possible Future Sales of Shares

         Sales of substantial amounts of Common Stock in the public market pursuant to Rule 144 of the Securities Act of 1933, as amended (the "Securities Act"), or otherwise, or the perception that such sales could occur, may adversely affect prevailing market prices of the Common Stock. If the prevailing market prices are affected, such sales could impair the future ability of the Company to raise capital through an offering of its equity securities or to effect acquisitions using shares of Common Stock.

Limited Prior Market for Common Stock and Possible Volatility of Stock Price

         Trading in the Common Stock has been limited and cannot be characterized as amounting to an established public trading market. Although the Company began trading its Common Stock on Nasdaq's National Market on February 27, 2001, no assurance can be given that an active public market for the Common Stock will develop or continue if such a market develops. If such a public market develops, the market price of the Common Stock may be subject to significant fluctuation in response to numerous factors, including variations in the annual or quarterly financial results of the Company or its competitors, changes by financial research analysts in their financial results of the Company or its competitors, or the failure of the Company or its competitors to meet such estimates, conditions in the economy in general or the banking industry in particular, or unfavorable publicity affecting the Company or the banking industry. In addition, the equity markets have, on occasion, experienced significant price and volume fluctuations that have affected the market prices for many companies' securities and have been unrelated to the operating performance of those companies. Any such fluctuations may adversely affect the prevailing market price of the Common Stock. See Part II -- Item 5. "Market for Common Equity and Related Stockholder Matters."

Competition

         The banking business in the Bank's market areas is highly competitive with respect to virtually all products and services. In California generally, major banks dominate the commercial banking industry. By virtue of their larger capital bases, such institutions have substantially greater lending limits than the Bank has and perform certain functions for their customers, including trust services, investment services and international banking, which the Bank is not equipped to offer directly, although it does offer certain of these services through correspondent banks. In the Bank's primary service area, major banks and other independent banks larger than the Bank dominate the commercial banking business. In addition to commercial banks, the Bank competes with other financial companies, as well as offers of monetary market accounts and

________________________

/1/ Consist of 560,629, 270,346 and 200,615 of direct, indirect, and vested options of common shares, respectively.

other institutions offering financial services, in obtaining lendable funds and in making loans. See Part I -- Item 1. "Description of Business -- Competition."

Monetary Policy and Economic Conditions

         The Bank's net income depends to a large extent on its ability to maintain a favorable differential or "spread" between the rates earned on its loans and other interest-earning assets and the rates paid on its deposits and other interest-bearing liabilities. These rates are highly sensitive to many factors that are beyond the Bank's control, including general economic conditions and the policies of various governmental and regulatory agencies, in particular the Board of Governors of the Federal Reserve System. In addition, future adverse economic conditions or changes in regulatory policies or procedures could make a higher provision for loan losses prudent and could cause higher loan charge-off's, thus adversely affecting the Bank's net earnings.

Government Regulation and Legislation

         The Company and the Bank are subject to extensive state and federal regulation, supervision and legislation, and the laws that govern the Company and the Bank and their respective operations are subject to change from time to time. These laws and regulations increase the cost of doing business and have an adverse impact on the Company's ability to compete efficiently with other financial services providers that are not similarly regulated. Changes in regulatory policies or procedures could result in Management determining that a higher provision for loan losses was necessary and could cause higher loan charge-offs, thus adversely affecting the Bank's net earnings. There can be no assurance that future regulation or legislation will not impose additional requirements and restrictions on the Company and the Bank in a manner that could adversely affect their results of operations, cash flows, financial condition and prospects. See "Regulation and Supervision."

The California Energy Crisis May Adversely Impact the Comapny's Customers and May Cause a General Downturn in the California Economy.

         California has recently experienced severe energy shortages which have resulted in "rolling blackouts" in certain instances in portions of the state. Rolling blackouts could cause substantial disruptions and significant losses to the Company's businesses customers who are dependent on timely receipt of sufficient energy in connection with their businesses. Poor economic conditions as a result of energy shortages in industries in the areas where such customers are located could adversely affect the Company's borrower base, and consequently, may negatively impact the Company's business. In order to ensure future sources of energy for California, it is anticipated that the prices paid by consumers for energy could increase significantly. Significant increases in energy prices could cause the Company's customers to experience losses or go out of business, which could result in delinquencies and losses on loans made to such customers and in turn have a material adverse effect on the Company's business. In addition, increases in the price of energy as well as rolling blackouts could cause a general economic downturn in the California economy, which could have a material adverse effect on the Company's financial condition and results of operations

Item 2.  Description of Property
--------------------------------

         The following properties (real properties and/or improvements thereon) are owned by the Company/1/ and are unencumbered. In the opinion of Management, all properties are adequately covered by insurance.

                                                                                 Square Feet of        Land and
   Location                                   Use of Facilities                   Office Space      Building Cost
   --------                                   -----------------                   ------------      -------------
   140 South Arrowhead Avenue                 Administrative Office                      9,800           $275,000
   San Bernardino, California 92408

   1380 Highland Avenue                       Branch Office                              2,280           $250,000
   San Bernardino, California 92404


   321 East Sixth Street                      Branch Office                              9,449                n/a/2/
   Corona, California 91719

   4022 Phelan Road                           Branch Office                              5,281                n/a/3/
   Phelan, California 92371

   800 East Florida Ave.                      Branch Office                             16,092                n/a/4/
   Hemet, CA 92543

         The following facilities are leased by the Company:


                                                                    Square Feet of    Monthly Rent as      Term of
   Location                              Use of Facilities           Office Space       of 12/31/00         Lease
   --------                              -----------------           ------------       -----------         -----
   505 West 2nd Street                   Main Office                       10,247           $ 5,655         2/16/13
   San Bernardino, California 92401

   173 Orange Street                     Branch Office                      4,624           $ 6,127        12/31/06
   Redlands, California 92374

   16869 Main Street                     Branch Office                      5,152           $ 3,607         7/31/01
   Hesperia, California 92345

   136 S. Arrowhead Ave                  Administrative Office              3,000           $ 2,250         7/31/01
   San Bernardino, CA 92408

   4141 Inland Empire Boulevard          Branch Office                      1,912           $ 3,252         6/14/04
   Ontario, California 91764/1/

   391 Main Street/2/                    Branch Office                      7,146           $11,434       5/30/2011
   Corona, California 91719

_________________________

/1/ As used throughout this Annual Report, the term "Company" includes, where appropriate, both the Company and its consolidated subsidiary.

/2/ Acquired in connection with acquisition of Western Community Bank in Corona, California in 1994.

/3/ Acquired in connection with acquisition of High Desert National Bank in Hesperia, California in 1997.

/4/ Acquired in connection with acquisition of Valley Merchants Bank in Hemet, California in 2000.

/1/ This location is the temporary site of the Ontario de novo. The Bank has purchased a parcel of land in Ontario to build a permanent branch on. See -- Initial "10SB Registration Statement", as of date: 06/30/00.

/2/ The commencement date of this lease is 06/01/2001.

           Currently the Bank's Ontario office is operated out of the second floor of a professional office suite. On January 13, 2000 the Bank purchased a one acre parcel of land for a price of $608,000, located in Ontario, which will be the site of the branch's permanent facility. The Bank's Management is currently negotiating the renewal of the Hesperia branch's lease and seeking alternatives concurrently. Recently the Bank signed a lease for a new Corona branch site. The current Corona facilities will become an administrative office allowing for the lease at 136 S. Arrowhead Ave to be terminated. The Bank is also searching for an appropriate location for its de novo branch to be located in Riverside, California. See -- Item 1 "Recent Developments." Outside of the aforementioned properties, Management believes that the existing facilities are adequate to accommodate the Bank's and Company's operations for the immediately foreseeable future.

Item 3.  Legal Proceedings
--------------------------

         From time to time, the Company and the Bank are defendants in legal proceedings arising in the ordinary course of business. After taking into consideration information furnished by counsel to the Company as to the current status of these claims or proceedings to which the Bank or the Company are parties, Management is of the opinion that the ultimate aggregate liability represented thereby, if any, will not have a material adverse affect on the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

         Not applicable.

                                    PART II
                                    -------

Item 5. Market for Common Equity and Related Stockholder Matters
----------------------------------------------------------------

         (a)      Market Information
                  ------------------

         The Company's Common Stock has been traded on the Nasdaq SmallCap Market since February 27, 2001. Trading in the Company's stock has not been extensive and such trades cannot be characterized as an active public trading market. Management is aware of the following securities dealers which make a market in the Company's stock: Sutro & Co., Los Angeles, California, Western Financial Corporation, San Diego, California and Gorian Investment Group, Inc., San Bernardino, California (the "Securities Dealers"). The Securities Dealers have no obligation to continue to make such a market and may discontinue making a market at any time.

         The information in the following table indicates the high and low "bid" and "asked" quotations and approximate volume of trading for the Common Stock for each quarterly period since January 1, 1999 and is based upon information provided by the ADP Quotation Services, Historical Data Base./1/ These quotations reflect inter-dealer prices, without retail mark-up, mark-down, or SEC, do not reflect actual transactions and do not include nominal amounts traded directly by shareholders or through other dealers and not through the Securities Dealers.

                                                             Sale Price of              Approximate          Approximate
                                                             the Company's                Trading             Number of
             Calendar Quarter Ended                         Common Stock/2/              Volume/2/          Transactions
             ----------------------                         ---------------              ---------          ------------
                                                         High               Low
                                                         ----               ---
    March 31, 1999.............................         $12.40            $10.20           25,500                34
    June 30, 1999..............................          11.00              9.60           97,200                27
    September 30, 1999.........................          13.50             10.00           26,950                14
    December 31, 1999..........................          11.00              8.00           20,400                17
    March 31, 2000.............................           9.50              8.62           49,500                25
    June 30, 2000..............................           9.75              8.00           48,600                18
    September 30, 2000.........................          10.25              8.75          116,200                17
    December 31, 2000..........................          10.25              8.25           85,000                28

         (b)      Holders
                  -------

         On February 28, 2001 there were approximately 290 stockholders of record of the Common Stock.

         (c)      Dividends
                  ---------

         As a bank holding company which currently has no significant assets other than its equity interest in the Bank, the Company's ability to pay dividends primarily depends upon the dividends it receives from the Bank. As with the Company, the Bank's dividend practices will depend upon the Bank's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Bank's Board of Directors at that time. In addition, during any period in which the Company has deferred payment of interest otherwise due and payable on its Subordinated Debt Securities, the Company may not make any dividends or distributions with respect to its capital stock. See -- Item 6. "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         The Bank's ability to pay dividends to the Company is also subject to certain legal limitations. Under California law, the Bank may declare a cash dividend out of the Bank's net profits up to the lesser of the Bank's retained earnings or the Bank's net income for the last three (3) fiscal years (less any distributions made to stockholders during such period), or, with the prior written approval of the Commissioner, in an amount not exceeding the greatest of
(i) the retained earnings of the Bank, (ii) the net income of the Bank for its last fiscal year, or (iii) the net income of the Bank for its current fiscal year. In addition, under federal law, the Bank is prohibited from paying any dividends if after making such payment the Bank would fail to meet any of its minimum capital requirements. See Part I -- Item 1. "Description of Business -- Regulation and Supervision -- Capital Adequacy Requirements." The federal regulators also have the authority to prohibit the Bank from engaging in any business practices which are considered to be unsafe or unsound, and in some circumstances the regulators might prohibit the payment of dividends on that basis even though such payments would otherwise be permissible.

         The Company's ability to pay dividends is also limited by state corporation law. The California General Corporation Law prohibits the Company from paying dividends on the Common Stock unless: (i) its retained earnings, immediately prior to the dividend payment, equals or exceeds the amount of the dividend or (ii) immediately after giving effect to the dividend the sum of the Company's assets (exclusive of goodwill and deferred charges) would be at least equal to 125% of its liabilities (not including deferred taxes, deferred income and other deferred liabilities) and the current assets of the Company

________________________

/1/ Inasmuch as the Company did not acquire the outstanding shares of the Bank until January, 2000, the information contained herein for 1999 is for the Bank's stock. As of the effective date of the holding company reorganization (January 21, 2000), each outstanding share of common stock of the Bank was converted into one outstanding share of common stock of the Company.

/2/ Figures in the table have been retroactively adjusted where appropriate to give effect to the 25% stock distribution declared by the Bank in July, 1999.

would be at least equal to its current liabilities, or, if the average of its earnings before taxes on income and before interest expense for the two preceding fiscal years was less than the average of its interest expense for the two preceding fiscal years, at least equal to 125% of the current liabilities.

         The Company's practice has been to retain earnings to provide funds for the operation and expansion of its business. Accordingly, prior to the holding company reorganization, in January 2000, the Bank had not paid any cash dividends on its Common Stock, and the Company has not paid any dividends since that time.. Management has no current plans for the Company to pay cash dividends in the foreseeable future. However, the Board's practice is to review periodically the advisability of paying cash dividends based upon the Company's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the Board of Directors at that time. In making any such assessment, the Board of Directors of the Company would have to consider among other things the capital requirements of the Bank and other factors concerning the Bank, including the dividend guidelines and maintenance of an adequate allowance for loan losses.

Item 6. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operation
------------

General

         This discussion presents Management's analysis of the results of operations and financial condition of the Company/1/ as of and for the years ended December 31, 2000, 1999 and 1998./2/ As of the date of this Annual Report, the Company's principal subsidiary is the Bank. The Company also wholly owns Business Capital Trust I, a Delaware statutory business trust (see "Part II,
Item 4 -- Recent Sales of Unregistered Securities"). The discussion should be read in conjunction with the financial statements of the Company and the Bank and the notes related thereto presented elsewhere in this Annual Report. See --
Item 7. "Financials."

         Statements contained in this report that are not purely historical are forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 as amended, including the Company's expectations, intentions, beliefs, or strategies regarding the future. All forward looking statements concerning economic conditions, rates of growth, rates of income or values as may be included in this document are based on information available to the Company on the date noted, and the Company assumes no obligation to update any such forward looking statements. It is important to note that the Company's actual results could materially differ from those in such forward-looking statements. Factors that could cause actual results to differ materially from those in such forward looking statements are fluctuations in interest rates, inflation, government regulations, economic conditions, customer disintermediation and competitive product and pricing pressures in the geographic and business areas in which the Company conducts its operations.

                                   Overview

General

         Throughout the reporting periods covered the Company and Bank have experienced steady growth in assets and deposits and have accordingly achieved increased net income. Total net loans3 increased to $178.5 million at December 31, 2000 from $115.1 million and $104.5 million, at December 31, 1999 and 1998, respectively. Investments including Fed Funds sold, interest bearing deposits at banks, and investment securities increased to $95.5 million at December 31, 2000 from $83.3 million and $51.0 million at December 31, 1999 and 1998, respectively. The primary source of funds, deposits

________________________

/1/ As used throughout this Annual Report, the term "Company" includes, where appropriate, both the Company and its consolidated subsidiary.

/2/ As the holding company reorganization pursuant to which the Company became the sole shareholder of the Bank was effective in January, 2000, all financial information as of and for the years ended December 31, 1999 and any earlier years or periods relates to the Bank rather than the Company. Information as of and for the year ended December 31, 2000 is provided for the Bank and the Company on a consolidated basis.

/3/ Total net loans are net of the allowance for loan losses and unearned income.

from customers, were $264.9 million as of December 31, 2000, compared to $186.8 million and $163.8 million at December 31, 1999 and 1998, respectively.

         Net income was $2,270,000, $1,940,000 and $1,857,000 for 2000, 1999 and
1998, respectively.

         The most significant occurrence impacting the Company's and Bank's operations during these time frames was the acquisition VMB in August of 2000, which accounted for a portion of the increases in assets, liabilities and net income from 1999 to 2000. The increase in net income is primarily attributable to (i) growth in net interest income (the difference between interest and fees derived from earning assets and interest paid on liabilities carried to provide for those assets) as a result of the aforementioned growth in assets and liabilities; and (ii) reductions in required provisions for loan losses per the Bank's analysis of its loan portfolio.

         On November 27, 1998 the Bank acquired a forty-nine percent equity investment in Financial Data Solutions Incorporated ("FDSI"). FDSI provides a variety of data processing services to the financial services industry. FDSI is co-owned by the Bank (49%) and by Southwest Community Bank (51%) ("SWCB"). The Bank and SWCB made contributions to FDSI aggregating $500,000 in January 2000, $300,000 in August 2000 and $200,000 in January 2001. The additional contributions were made to accommodate the rapid growth associated with FDSI. Additional contributions were made to acquire, among other things; a second location in El Monte, California, additional machinery and equipment as well as licenses associated with adding additional customers. All contributions were made based on the respective ownership percentages of each of the institutions. The Bank's portion of said contributions were $245,000 $147,000, and $98,000 in January 2000, August 2000 and January 2001, respectively.

         On August 31, 2000, the Bank consummated its acquisition of VMB. In order to fund a substantial portion of the approximately $12.2 million acquisition price of VMB, on March 23, 2000, Business Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of the Company, issued an aggregate of $10,000,000 of principal amount of 10-7/8% Fixed Rate Capital Trust Pass-through Securities which in turn were used to purchase the same principal amount of Subordinate Debt Securities issued by the Company. In the third quarter of 2000, the Company contributed to the Bank approximately $8.7 million of the approximately $9.7 million in net proceeds which it received from the sale of the Subordinated Debt Securities in order to fund the acquisition of VMB. The balance of the purchase price for the acquisition of VMB was paid out of the working capital of the Bank. See Part I -- Item 1. "Description of Business-- Recent Developments."

                             Results of Operations

Net Interest Income

         The Company's/1/ earnings depend significantly upon the difference or spread between the income received from its loans and other interest-earning assets and the interest paid on interest-bearing liabilities. This computed difference is net interest income. The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The net interest margin is also affected by changes in the yield earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors frequently beyond the Company's control, such as governmental economic policies, money supply, governmental tax policies and actions of the Federal Reserve Board.

         Net interest income was $14.4 million for the year ended December 31, 2000, an increase of $3.2 million or 28.6% over 1999. Net interest income in 1999 increased $1.0 million or 9.8% from $10.2 million for 1998. The increase in 2000 was due to a combination of internal growth through operations and the VMB acquisition, consummated August 31, 2000. The increase during 1999 was due to internal growth through operations.

______________________

/1/ As used throughtout this Annual Report, the term "Company" includes, where appropriate, both the Company and its consolidated subsidiary.

         During 2000 average interest-earning assets increased $63.3 million or 36.8% to $234.5 million compared to 1999, while average interest-bearing liabilities for the same period increased $54.7 million or 51.0% to $161.8 million. Said growth is attributable to internal growth through operations and the acquisition of VMB. Average loans, the Company's highest yielding asset, grew by $37.1 million or 8.5% to $143.0 million for the same period. The average yield on interest-earning assets was 9.29%, up 56 basis points from 8.73% in 1999. This increase was mainly due to the higher level of the national prime rate, on average, in 2000 compared to 1999. The average rates paid on interest-bearing liabilities increased 100 basis points from 3.34% to 4.34% during the aforementioned period. This increase is mainly attributable to the issuance of $10.0 million in 10-7/8% Subordinated Debt Securities. Accordingly, the net interest spread (the difference between the yield on interest-earning assets versus the rates paid on interest-bearing deposits) decreased to 4.95% in 2000 from 5.39% in 1999.

         During 1999 average interest-earning assets increased $28.2 million or 19.7% to $171.3 million compared to 1998, while average interest-bearing liabilities for the same period increased $17.3 million or 19.3% to $107.1 million. Average loans grew by $8.3 million or 8.5% to $105.9 million for the same period. The average yield on interest-earning assets was 8.63%, down 69 basis points from 9.32% in 1998. This decline was mainly due to the lower level of the national prime rate, on average, in 1999 compared to 1998. The average rates paid on interest-bearing liabilities decreased 20 basis points from 3.54% to 3.34% during the aforementioned period. Accordingly, the net interest spread (the difference between the yield on interest-earning assets versus the rates paid on interest-bearing deposits) decreased to 5.29% in 1999 from 5.78% in 1998.

         The following table shows the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

         Distribution, Yield and Rate Analysis of Net Interest Income

                                                                 As of and for the Years Ended December 31,
                                                         -------------------------------------------------------------------
                                                                        2000                              1999
                                                         ---------------------------------   -------------------------------
                                                                     Interest                           Interest
                                                         Average     Income/     Average     Average    Income/    Average
                                                         Balance     Expense    Rate/Yield   Balance    Expense   Rate/Yield
                                                         -------     -------    ----------   -------    -------   ----------
                                                                                         (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/1/..................................      $142,970     $15,702      10.98%    $105,922    $11,227      10.60%
    Taxable investment securities:
      U. S. government securities..................         1,009          57       5.65          799         44       5.51
      Obligations of other
        U. S. governmental agencies................            59           3       5.73          556         36       6.53
      Mortgage backed securities...................        64,742       4,161       6.43       40,382      2,273       5.63
    Other securities...............................         4,602         318       6.92        1,238         71       5.76
    Tax-exempt investment securities:/2/
      Obligations of state and
        political subdivisions.....................        19,236       1,037       7.35        9,685        502       7.06
    Federal funds sold.............................           545          35       6.40       12,668        618       4.88
    Interest-earning deposits......................         1,337          95       7.09            0          0       0.00
                                                         --------     -------      -----     --------    -------      -----
Total interest-earning assets......................       234,500      21,408       9.29      171,250     14,771       8.73
Non-interest earning assets:
    Cash and due from banks........................        18,590                              17,695
    Premises and equipment, net....................         4,784                               3,795
    Other real estate owned........................           683                               1,057
    Accounts receivable............................             0                                   0
    Accrued interest receivable....................         1,520                                 938
    Other assets...................................         6,357                               4,070
                                                         --------                            --------
Total non-interest earning assets..................        31,934                              27,555
                                                         --------                            --------
      Total assets.................................      $266,434                            $198,805
                                                         ========                            ========
Liabilities and
    Stockholders' Equity:
Interest-bearing liabilities:
   Deposits:
      Money market.................................        47,685       1,377       2.89       28,720        817       2.85
      NOW..........................................        15,875         362       2.28       21,612        489       2.26
      Savings......................................        22,575         606       2.69       19,610        529       2.70
      Time certificates of deposit in
        denominations of $100,000
        or more....................................        24,173       1,211       5.01       12,825        604       4.71
      Other time deposits..........................        23,939       1,357       5.67       20,611        925       4.49
      Other borrowings.............................        19,659       1,257       6.39        3,756        213       5.67
        Company Obligated Mandatorily
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures............................         7,889         858      10.88            0          0       0.00
                                                         --------     -------      -----     --------    -------      -----

      Total interest-bearing liabilities...........       161,795       7,028       4.34      107,134      3,577       3.34
Non-interest-bearing liabilities:
    Demand deposits................................        82,041                              71,726
    Other liabilities..............................         2,270                               2,881
                                                         --------                            --------
      Total non-interest-bearing
        liabilities................................        84,311                              74,607
Stockholders' equity...............................        20,328                              17,064
      Total liabilities and
        stockholders' equity.......................      $266,434                            $198,805
                                                         ========                            ========
Net interest income................................                    14,380                             11,194
                                                                      =======                            =======
Net interest spread/3/.............................                                 4.95%                              5.39%
                                                                                   =====                              =====
Net interest margin/4/.............................                                 6.29%                              6.64%
                                                                                   =====                              =====

                                                              As of and for the Years Ended December 31,
                                                       ------------------------------------------------------
                                                                                 1998
                                                       ------------------------------------------------------
                                                                               Interest
                                                             Average           Income/            Average
                                                             Balance           Expense           Rate/Yield
                                                             -------           -------           ----------
                                                                           (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/1/......................................       $ 97,660            $10,798             11.06%
    Taxable investment securities:
      U. S. government securities......................            824                 54              6.57
      Obligations of other
        U. S. governmental agencies....................         10,409                631              6.06
      Mortgage backed securities.......................          1,122                 61              5.40
    Other securities...................................            339                 23              6.86
    Tax-exempt investment securities:/2/
      Obligations of state and
        political subdivisions.........................          5,782                333              7.85
    Federal funds sold.................................         26,959              1,433              5.32
    Interest-earning deposits..........................              0                  0              0.00
                                                              --------            -------             -----
Total interest-earning assets..........................        143,095             13,333              9.40
Non-interest earning assets:
    Cash and due from banks............................         14,748
    Premises and equipment, net........................          3,919
    Other real estate owned............................          1,298
    Accounts receivable................................              0
    Accrued interest receivable........................            768
    Other assets.......................................          4,122
                                                              --------
Total non-interest earning assets......................         24,855
                                                              --------
      Total assets.....................................       $167,950
                                                              ========
Liabilities and
    Stockholders' Equity:
Interest-bearing liabilities:
   Deposits:
      Money market.....................................         20,719                607              2.93
      NOW..............................................         20,862                491              2.35
      Savings..........................................         17,663                508              2.87
      Time certificates of deposit in
        denominations of $100,000
        or more........................................          9,903                528              5.33
      Other time deposits..............................         20,658              1,044              5.05
      Other borrowings.................................              0                  0              0.00
      Company Obligated Mandatorily
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures................................              0                  0              0.00
                                                              --------            -------             -----
      Total interest-bearing liabilities...............         89,805              3,178              3.54
Non-interest-bearing liabilities:
    Demand deposits....................................         60,398
    Other liabilities..................................          2,676
                                                              --------
      Total non-interest-bearing
        liabilities....................................         63,074
Stockholders' equity...................................         15,071
      Total liabilities and
        stockholders' equity...........................       $167,950
                                                              ========
Net interest income....................................                           $10,155
                                                                                  =======
Net interest spread/3/.................................                                                5.86%
                                                                                                      =====
Net interest margin/4/.................................                                                7.18%
                                                                                                      =====


          The following table sets forth the, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). The variances attributable to both the volume and rate

     ___________________

     /1/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,058,170, $1,092,075 and $953,258 for the years ended December 31, 2000, 1999 and 1998, respectively. Loans are net of the allowance for loan losses and unearned income.

     /2/ Yields on tax-exempt income have been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

     /3/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities adjusted to reflect tax benefit of tax-exempt income.

     /4/ Represents net interest income as a percentage of average interest-earning assets adjusted to reflect tax benefit of tax-exempt income.

changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

                  Rate/Volume Analysis of Net Interest Income


                                                   Year Ended                             Year Ended
                                                  December 31,                           December 31,
                                                 2000 vs. 1999                           1999 vs. 1998
                                           -------------------------------        -------------------------------
                                              Increases (Decreases)                  Increases (Decreases)
                                                 Due to Change In                       Due to Change In
                                           -------------------------------        -------------------------------
                                           Volume        Rate        Total        Volume        Rate        Total
                                           ------        ----        -----        ------        ----        -----
                                                                (Dollars in Thousands)
Interest income:
   Loans, net/1/........................   $3,927       $  548       $4,475       $  914       $(485)      $  429
   Taxable investment securities:
     U. S. government securities........       12            1           13           (2)         (8)         (10)
     Obligations of other U. S.
       governmental agencies............      (33)           0          (33)        (597)          2         (595)
     Mortgage backed securities.........    1,370          518        1,888        2,121          91        2,212
   Other securities.....................      194           53          247           62         (14)          48
   Tax-exempt securities:/2/
    Obligations of state and
       political subdivisions...........      494           41          535          225         (56)         169
   Federal funds sold...................     (591)           8         (583)        (760)        (55)        (815)
   Interest-earning deposits............        0           95           95            0           0            0

       Total............................   $5,373       $1,264       $6,637       $1,963       $(525)      $1,438
                                           ------       ------       ------       ------       ------      ------
Interest expense:
   Money market deposits................   $  540       $   20       $  560       $  234       $ (24)      $  210
   NOW deposits.........................     (130)           3         (127)          18         (20)          (2)
   Savings deposits.....................       79           (2)          77           56         (35)          21
   Time certificates of deposit in
     denominations of $100,000
     or more............................      535           72          607          156         (80)          76
   Other time deposits..................      149          283          432           (2)       (117)        (119)
   Other borrowings.....................      901          143        1,044          213           0          213
   Solely junior
     subordinated debt..................      858            0          858            0           0            0

       Total............................   $2,932       $  519       $3,451       $  675       $(276)      $  399
                                           ------       ------       ------       ------       ------      ------

Change in net interest income...........   $2,441       $  745       $3,186       $1,288       $(249)      $1,039
                                           ======       ======       ======       ======       ======      ======

Provision for Loan Losses

         Credit risk is inherent in the business of making loans. The Bank/3/ sets aside an allowance for loan losses ("ALLL") through charges to earnings, which charges are reflected in the income statement as the provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in Management's judgment is adequate to absorb losses inherent in the loan portfolio.

__________________

/1/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,058,170, $1,092,075 and $953,258 for the years ended December 31, 2000, 1999 and 1998, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

/2/ Yields on tax-exempt income have been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

/3/ As the Company has no loans outside of the Bank, within this section referred to as "Provisions for Loan Losses" the term Bank will be used to describe the Company as a consolidated whole.

         The Bank formally assesses the ALLL in a multi-step process on a quarterly basis. See "Allowance for Loan Losses," below.

         The provision for loan losses was $255,000 for the year ended December 31, 2000, compared to $180,000 for the year ended December 31, 1999. The Bank increased the provision primarily to compensate for the growth in the loan portfolio. The ratio of the allowance for loan losses to total loans at the end of period was 1.02% and 1.06% as of December 31, 2000 and 1999, respectively.

         During 1999 the provision for loan losses increased to $180,000 from $150,000 in 1998. This increase was primarily attributable growth within the loan portfolio. The ratio of the allowance for loan losses to total loans at the end of the period was 1.35% and 1.74% as of December 31, 1999 and 1998, respectively. See "Allowance for Loan Losses," below.

Noninterest Income

         The following table sets forth the various components of the Company's Noninterest income for the periods indicated:

                              Noninterest Income

                                                         For the Years
                                                       Ended December 31,
                                               --------------------------------
                                                2000          1999         1998
                                                ----          ----         ----
                                                    (Dollars in Thousands)
         Service charges on deposits.......... $2,146       $1,872       $1,581
         Gain on sale of SBA loans............     12          154          331
         Gain on sale of OREO.................    198           38          136
         All other noninterest income.........    460          292          722
                                               ------       ------       ------
                  Total....................... $2,816       $2,356       $2,770
                                               ======       ======       ======


         As denoted in the previous table, the Company has few primary areas of Noninterest income. Service charges on deposits represent amounts charged to customers in the form of transactional fees and other charges imposed for providing services normally associated with account services. Gains from the sale of SBA loans are premiums recognized on sales of loans generated by the Company and sold in the secondary market. Gains on the sale of Other Real Estate Owned (real estate acquired through foreclosure or similar means) ("OREO") represent gains recognized when the Bank sells OREO property.

         Noninterest income increased $460,000 or 16.7% over 1999 to $2.8 million in 2000. This increase was mainly due to the gain on sale of one OREO of $144,000 and the acquisition of VMB, (See "Part I, Item I -- Business -- General" herein). Service charges on deposits increased $274,000 or 14.6%. Gain on sale of SBA loans decreased $142,000 or 92.2%, primarily as a result of lower premiums being offered by the secondary market. As a result, the Company (i) realized less income on the loans it sold; and (ii) chose to sell fewer loans because of the aforementioned diminished premiums. Gain on sale of OREO increased $160,000 or 421.1% to $198,000, due primarily to the sale of one large OREO property, which accounted for $144,000 of the overall gain.

         On November 27, 1998 the Bank acquired a 49% equity investment in Financial Data Solutions, Inc.("FDSI"), an affiliate which provides a variety of data processing services to the financial services industry. The gain (loss) on this investment is included in All other noninterest income. All other noninterest income increased by $168,000 in 2000 compared to 1999; $146,000 of this amount consisted of decreased losses on the investment in FDSI for the year 2000.

         Noninterest income was $2.4 million for the year ended December 31, 1999, a decrease of $414,000 or 15.0% from 1998. Service charges on deposits increased $291,000 or 18.41%, which closely mirrored the average growth in total deposits of 16.58% or $24.9 million. Gain on the sale of SBA loans decreased $177,000 or 53.4%, primarily as a result of lower premiums being offered by the secondary market. Gain on the sale of OREO decreased $98,000 or 72.1% from $136,000 to $38,000. This decrease was primarily attributable to the reduction in the OREO portfolio from December 31, 1997 to December 31, 1998 of $291,000 or 21.4%, which provided for fewer properties to be sold in 1999. This reduction has improved the overall asset quality of the Company. See "Financial Condition -- Nonperforming Assets" below. All other noninterest income decreased by $430,000 in 1999 compared to 1998 as the Bank realized higher losses on investment in FDSI (see discussion in previous paragraph) in the amount of $308,000 over 1998.

Noninterest Expense

         The following table sets forth the break-down of the Company's Noninterest expense for the periods indicated:

                              Noninterest Expense

                                                       For the Years
                                                     Ended December 31,
                                               --------------------------------
                                               2000          1999         1998
                                               ----          ----         ----
                                                     (Dollars in Thousands)
         Advertising and promotion ..........  $   490      $   286       $  242
         Insurance assessments...............      187          124          118
         Data processing.....................      947          683          407
         Stationery and supplies.............      401          291          266
         Professional .......................      597          440          353
         Office..............................      437          427          420
         Administrative......................      964          783          722
         Other real estate owned.............      130          109          195
         Salary and employee benefits........    6,797        5,291        4,852
         Occupancy and F.F.& E...............    1,752        1,522        1,485
         Goodwill and other intangibles .....      401          287          296
         All other noninterest expense.......      571          346          307
                                               -------      -------       ------
                  Total......................  $13,577      $10,589       $9,663
                                               =======      =======       ======

         Noninterest expense consists of salary and employee benefits, occupancy and furniture and equipment, advertising, insurance assessments, data processing, stationery and supplies, professional service fees, office supplies, administrative, OREO expenses and All other noninterest expenses. Noninterest expense for 2000 was $13.6 million compared to $10.6 million and $9.7 million for 1999 and 1998, respectively.

         During 2000 noninterest expenses increased $3.0 million or 28.3% over 1999. This was mainly attributable to the acquisition of VMB, (See "Part I, Item I -- Business -- General" herein), and a full year of operations for the de novo branch located in Ontario, CA, contributing $770,000 and $161,000 respectively to the overall increase in Noninterest expense. Advertising and promotion increased $204,000 or 71.3% due in part to the Company heavily promoting the acquisition of VMB through a Grand Opening celebration and other marketing campaigns. Data processing increased $264,000 or 38.7% as the Company incurred additional volume charges on work relating to VMB and normal growth through operations. Salary and employee benefits increased by $1.5 million or 28.4% due to approximate increases related to the following; VMB acquisition - $265,000; de novo branches - $113,000; financial reporting - $93,000; operations - $448,000; loan production - $195,000 and loan processing - $158,000 and the residual through general growth within the Company.

         The increase in 1999 of $926,000 over 1998 consisted mainly of increases in the following categories: $439,000 in salaries and benefits, $276,000 in data processing, $87,000 in professional expenses and $61,000 in administrative expenses. As the Company's average assets grew by 18.4%, salaries and benefits increased by 9.1%. The increase in data processing was a result of outsourcing the Company's item processing, which was previously in-house, to the Company's affiliate, FDSI (see "Noninterest Income" above). On November 27, 1998 the Company acquired a forty-nine percent equity investment in FDSI. The subsidiary provides a variety of data processing services to the financial services industry. In May, 1999 the Company began to incur expenses related to the opening of its de novo branch located in Ontario California. The noninterest expense associated with this venture for 1999 was $268,000. The remaining increases were due to general growth in assets and their associated cost levels.

Provision for Income Taxes

         Income tax expense was $1,095,000 for 2000, $841,000 for 1999 as compared to $1,255,000 for 1998. Accordingly, the Company accrued taxes at an approximate 32.6% rate for 2000 as opposed to an approximate 30.2% and 40.3% rate for 1999 and 1998, respectively. The decrease in the effective tax rate in years 2000 and 1999 compared to 1998 is primarily the result of (i) increasing tax benefits from tax exempt securities in the investment portfolio; and (ii) recognition of additional net deferred tax assets due to a $100,000 decrease in the valuation reserve against such assets.

         The valuation reserve on deferred tax assets is an amount that has been established due to the unprojected turn-around of certain timing differences between book expense and tax deductions. As of December 31, 2000 no valuation allowance has been established because, in management's judgement, no amount of deferred tax assets are less than likely of realization.

                              Financial Condition

Loan Portfolio/1/

         Overview. The Bank has realized steady growth in the loan portfolio throughout the periods discussed in this Annual Report. Total gross loans were $181.4 million as of December 31, 2000 compared to $117.2 million as of December 31, 1999, which represents an increase of 54.8%. Prior to the acquisition of VMB, in August of 2000, the Bank had realized an approximate growth rate of approximately 19% through internal operations. Total gross loans increased by $10.6 million or 9.9% in 1999 and by $4.6 million or 4.5% in 1998. Throughout the aforementioned periods the increases have been reflected in basically all categories of loans in the portfolio. Limits on loans to one borrower are imposed by regulation and currently stand at $8.6 million secured and $5.2 million unsecured; however, the Bank generally will not lend to one borrower the maximum under either category, choosing instead to self-impose a more stringent margin of safety.

         The Bank's real estate mortgage loans consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. These loans are the largest single component of the Bank's loan portfolio accounting for approximately $95.9 million of the total loan portfolio or approximately 52.9% of its loan portfolio at December 31, 2000. It is the Bank's policy to restrict real estate loans to no more than a range of seventy-five percent of the value of the property, depending on the type of property and its utilization. The Bank offers both floating and fixed rate loans. Maturities on such loans are generally limited to five to seven years, although applicable amortization periods may range significantly longer.

         The Bank's commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Approximately $39.4 million of the loan portfolio, or 21.7% at December 31, 2000 was made up of commercial loans. Such loans include short term loans with maturities ranging from thirty days to one year and term loans which are loans with maturities normally ranging from one to several years. Short term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

         The Bank's real estate construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. Approximately $34.0 million or 18.8% of the loan portfolio at December 31, 2000 was made up of real estate construction loans. These loans are typically short term.

         Installment loans are consumer loans made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes including overdrafts. Consumer loans generally provide for the monthly payment of principal and interest. Most of these loans are secured by the personal property being purchased.

         The Bank identifies its lending marketplace in terms of a primary and secondary marketplace. The Bank's primary marketplace is that which is commonly referred to as the "Inland Empire" and which the Bank defines as San Bernardino and Riverside counties. Its secondary marketplace is that which is commonly referred to as Southern California which the Bank defines as that area south of the merging lines of Los Angeles and San Bernardino counties. All real estate loans are collateralized by deeds of trust on properties located in California, primarily in San Bernardino and Riverside counties.

         By policy, the Bank tracks its loan categories to ensure a balance to the portfolio both by type (e.g., real estate construction, commercial real estate, consumer loans, commercial loans, etc.) as well as by interest rate (variable versus fixed rate). At December 31, 2000, of the Bank's total loan portfolio (including consumer loans), 44.01% was in fixed rate product producing an average gross yield of 9.05%. The total loan portfolio gross yield at December 31, 2000 was 10.98% and net interest margin was 6.13%.

         Loan Approval Policies. Loan approval authority is delegated by the Board of Directors of the Bank to the Chief Executive Officer ("CEO") and Chief Credit Officer ("CCO") under Board resolution that is reviewed and approved annually. Only the CEO, with recommendations from the CCO, is empowered to delegate lending authority to Bank officers. That delegated authority is documented under a specific written credit authority provided to each lending officer and maintained and monitored by the CCO. Because unsecured loans present greater risk, unsecured lending authorities are tightly controlled and kept to a practical minimum. The highest level of unsecured lending authority outside of the Loan

______________________________

/1/ As the Company has no loans outside of the Bank, within this section referred to as "Loan Portfolio" the term Bank will be used to describe the Company as a consolidated whole.

Committee is $200,000 which is delegated to both the CEO and CCO. Regional Vice Presidents and Branch Managers generally operate at unsecured lending levels of $100,000 or less. Secured lending activity meets the regulatory definition of "secured" requiring as collateral either cash, marketable securities or a first trust deed. Maximum secured lending authority is $750,000 and rests with the CEO and CCO, with lesser amounts of secured lending authority delegated to each lending officer. All new loans which exceed $100,000, or which would make the aggregate of any loans to one borrower in excess of $100,000, are reviewed by the Bank's Loan Committee.

         The following table sets forth the Bank's amount of total loans outstanding in each category and the percentage of total loans in each category as of the dates indicated:

                           Loan Portfolio Composition

                                                              Outstanding as of December 31,
                         ----------------------------------------------------------------------------------------------------------
                                2000                    1999                1998                    1997                 1996
                         -------------------     -----------------   ------------------      -----------------     ----------------
                                     Percent              Percent               Percent                Percent              Percent
                             Amount of Total     Amount  of Total     Amount   of Total      Amount   of Total     Amount  of Total
                            ------- --------     ------  --------    --------  --------      ------   --------     ------  --------
                                                                  (Dollars in Thousands)
Real estate:              $  34,044    18.76%  $ 25,102      21.42%  $ 20,888      19.60%  $ 17,930      17.59%   $ 4,043      6.85%
 Construction..........
  Mortgage.............      95,885    52.85%    53,344      45.52%    46,190      43.34%    46,753      45.87%    28,532     48.36%
Commercial.............      39,358    21.69%    30,456      25.99%    30,810      28.91%    28,825      28.28%    21,331     36.15%
Installment/All other
loans..................      12,160     6.70%     8,275       7.07%     8,691       8.15%     8,426       8.26%     5,094      8.64%
                                      ------                ------                ------                ------               ------
     Total gross loans      181,447   100.00%   117,177     100.00%   106,579     100.00%   101,934     100.00%    59,000    100.00%
                                      ======                ======                ======                ======               ======
Unearned income.......        1,079                 794                   675                   607                   476
Allowance for loan
losses.................       1,843               1,242                 1,439                 1,773                 1,298
                          ---------            --------              --------              --------               -------
     Total net loans...   $ 178,525            $115,141              $104,465              $ 99,554               $57,226
                          =========            ========              ========              ========               =======

         As of December 31, 2000, the Bank had commitments to extend credit of $34.3 million, obligations under standby letters of credit of $19,000, and obligations under commercial letters of credit of $1.3 million.

         The following table shows the maturity distribution and repricing intervals of the Bank's outstanding loans as of December 31, 2000. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates.

                  Loan Maturities and Repricing Intervals/1/


                                                                             At December 31, 2000
                                                            -------------------------------------------------------
                                                                           After One
                                                            Within One    But Within    After Five
                                                               Year       Five Years      Years          Total
                                                            ----------   -----------   ------------   -------------
Real estate:
   Construction....................................         $  31,003    $     2,839   $        202   $     $34,044
   Mortgage........................................            45,098         30,336         20,451          95,885
Commercial ........................................            31,434          2,327          5,597          39,358
Installment/All other loans........................             4,863          6,862            435          12,160
      Total........................................         $ 112,398    $    42,364   $     26,685   $     181,447
                                                            =========    ===========   ============   =============
Loans with variable (floating) interest rates......         $  98,126    $    14,272   $     10,802   $     101,596
Loans with predetermined (fixed) interest rates....         $  14,272    $    28,092   $     37,487   $      79,851

         Loans Secured by Real Estate-- General. At December 31, 2000, $82.6 million, or approximately 61.5% of the Bank's loans were secured by first deeds of trust on real estate. Loans which are secured by real estate are included within all of the various loan categories discussed above other than installment loans. All of the Bank's loans which are secured by real estate are monitored and taken into account in the quarterly computation of the adequacy of the allowance for loan and lease losses. Historical loan losses are tracked by loan category on a rolling, eight-quarter loss experience and used to determine the adequacy of the Bank's allowance for loan and lease losses.

         The Bank requires title insurance insuring the status of the lien on all of the real estate secured loans. The Bank also requires that fire and extended coverage casualty insurance (and, if the property is located in a designated flood zone, flood insurance) is maintained in an amount equal to the outstanding loan balance, subject to applicable law that in some instances may limit the required amount of hazard insurance to the cost to replace the insured improvements

_______________________

/1/ Includes unearned income and deferred fees totaling $1,078,892 at December 31, 2000.

         Real Estate Mortgage Loans. The value of real estate collateral for commercial mortgage loans is supported by formal appraisals performed by Bank-approved appraisers and conducted in accordance with applicable state and federal regulations. Generally, these types of loans are made for a period of up to five to seven years, amortization may be up to 25 years, loan-to-value ratios are 75% or less, and debt service coverage ratios are 1.20:1 or better. As with any loan category, the creditworthiness of the borrower and a proven track record are primary considerations in the review of all loan requests. In general, the borrower should provide a verifiable primary source of repayment and a viable secondary source through either personal or business cash flow, or personal or business assets, and should be current on all outstanding debts.

         Repayment on loans secured by commercial mortgages generally depends on successful management of operations of the collateral properties. The market value of the collateral is subject to the vagaries of the real estate market and general economic conditions. The Bank addresses these risks through its underwriting criteria, including loan-to-value ratios and debt service coverage ratios described above. The borrowers/guarantors must demonstrate creditworthiness and, in general, have a credit history that is free from past delinquencies or default. The collateral quality and type must meet the Bank's standards and, where applicable, tenant leases are reviewed and paying capacity evaluated.

         Risks associated with commercial mortgage loans will vary in accordance with local, state and national economic vagaries and the cyclical nature of real estate markets. The Bank attempts to mitigate these risks by utilizing underwriting criteria referenced above as well as by monitoring the performance of the portfolio. The Bank has not experienced losses on its commercial real estate loans during the past eight quarters; however, there can be no assurance that this will continue to be the case.

         Real estate construction loans. The Bank finances the construction of residential, commercial and industrial properties. The Bank's construction loans typically have the following characteristics:

         .     First mortgages on the collateral real estate;
         .     Maturities of one year or less;
         .     A floating rate of interest based on the Bank's prime rate;
         .     Minimum cash equity of 15% of project cost;
         .     Maximum loan-to-value of 80% on tract construction loans and 75%
               on commercial/industrial loans;
         .     Appraisals by Bank-approved appraisers are required;
         .     Reserve for anticipated interest costs during construction;
         .     Recourse against the borrower or guarantor;
         .     Construction costs are verified using a Bank-approved, outside construction cost estimator;
         .     Construction progress inspections are documented using a Bank-
               approved, outside inspection company;
         .     Loan disbursements are controlled in accordance with progress inspections and lien releases obtained.

         For commercial and industrial properties, the Bank typically issues a stand-by commitment for a "take-out" mini-perm loan on the property. The Bank does not participate in joint ventures or take an equity interest in connection with its construction lending.

         Construction loans involve additional risks compared with loans secured by existing improved real property. These include: 1) the uncertainty of value prior to completion; 2) the inherent uncertainty in estimating construction costs; 3) weather, municipal or other governmental-caused delays during construction; and 4) the inherent uncertainty of the market value of the completed project. As a result of these uncertainties, repayment is dependent, in a large part, on the success of the ultimate project. If the Bank is forced to foreclose on a project prior to or at completion because of a default, the Bank may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, the Bank may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Further, future local, state or national economic conditions could have an adverse impact on the potential success of construction projects financed by the Bank and on collateral securing these loans. The Bank has not experienced losses on its real estate construction loans in the last eight quarters; however, there can be no assurance that this will continue to be the case.

         Commercial Loans. The Bank provides short-term (30 days to one year) and long-term (up to five years) commercial loans that may be either unsecured, partially secured or fully secured. Commercial lines of credit have a maturity of one year or less. A complete re-analysis is required prior to renewing a commercial line of credit. All commercial loans and lines of credit are to businesses, professionals or individuals located in California with the vast majority of those being in San Bernardino and Riverside counties. Borrower income and/or cash flow is analyzed and substantiated in support of the primary source of repayment. The Bank will collateralize the loans or lines of credit whenever appropriate to secure a secondary source of repayment. Collateral may include cash, liens on accounts receivable and/or equipment, marketable securities and first or junior liens on real estate. As a matter of policy, the Bank generally requires all principals of a business to guarantee the commercial loan or line of credit. All borrowers must demonstrate, on the basis of historical cash flow and/or the conversion of assets, the ability to service and repay the Bank debt as well as all other outstanding debt. The Bank's SBA Loans are included within its commercial loan category and are discussed in more detail below in "SBA Loans."

         Risks associated with commercial loans and lines of credit may vary in accordance with concentrations in any one or group of industries and market locations. The Bank has no material grouping or concentration of commercial loans to any one or group of industries. However, all of the Bank's commercial loans and lines of credit are to borrowers located in Southern California; more specifically, most are in San Bernardino and Riverside counties. Accordingly, it is expected that an economic downturn impacting Southern California to a greater degree than the rest of the state or country would have a correspondingly greater impact to the Bank's commercial loan portfolio. The Bank's loss experience on commercial loans and lines of credit over the past eight quarters is .59%.

         Consumer Loans. As of December 31, 2000, the total of all of the Bank's consumer loans, which are included within the Bank's "installment and all other loan" category, was $12.2 million or 6.7% of total loans. Consumer loans may be secured or unsecured, and are extended for a variety of purposes, including the purchase or refinance of automobiles, home improvement, home equity lines of credit and overdraft protection. Consumer loan underwriting standards include an examination of the applicant's credit history and payment record on other debts and an evaluation of the borrower's ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. For instance, the Bank limits its home equity lines of credit to a maximum total loan-to-value (including the first mortgage) of 80% calculated on a current appraisal. New car loans are generally advanced up to 80% of the purchase price although advances are permitted up to 90% should the applicant meet higher underwriting standards and for which the Bank receives a premium on the interest rate. By policy, the Bank does not provide 100% financing on any consumer loans nor does the Bank engage in sub-prime lending in any way.

         Consumer loans entail moderate risk, particularly loans that are unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage to the collateral or depreciation. The remaining deficiency may not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. Over the last eight quarters, the Bank's loss experience on consumer loans has been .65%.

         SBA Loans. At December 31, 2000, approximately $18.3 million, or 10.1% of the Bank's total loan portfolio, consisted of SBA loans. The Bank is a Preferred ("PLP") SBA Lender and actively engages in making SBA 7a loans, 504 loans, Express and 7a Low Doc loans. SBA 7a and 504 loans made for the purchase or refinance of commercial, retail or industrial loans may have maturities ranging up to 25 years, fully amortized. Equipment or working capital loans will have maturities of up to 7 or 10 years, depending upon the eligibility for the applicable SBA loan program. Through 1999 the SBA provided guaranties of up to 75% of the loan amount, not to exceed $750,000 on SBA 7a loans, at January 1, 2001 this became $1.0 million. The Bank's real estate collateral position on SBA 504 loans is generally 50% LTV or less. SBA guaranties on the Express and Low Doc loan programs will range between 50% and 80% of the gross loan amount.

         Until late 1999, the Bank generally sold the guaranteed portion of its SBA loan originations to the secondary market on a non-recourse basis. Beginning in late 1999, the pricing in the secondary market declined. As a result, the Bank made a strategic decision to hold more of its SBA loan originations. Consequently, the SBA loan portfolio has grown since late 1999. These loans are classified as held-for-sale. As a result of this strategic decision, Loans held for sale increased from $1.7 million at December 31, 1999 to $8.9 million at December 31, 2000.

         Risk to the Bank associated with SBA loans is greatly mitigated by the government guarantee or the low loan-to value under the 504 loan program. The Bank's historical eight-quarter loss experience on its SBA loan portfolio at December 31, 2000 is .01%.

         When a loan in any of the foregoing categories is deemed to be uncollectible by management, it is charged off against the allowance for loan losses. Conversely, when a previously charged-off loan is subsequently collected, such recoveries are additions to the allowance for loan losses. The difference between the total amount of loans charged-off and the total amount of recoveries collected on previously charged-off loans is referred to as net loan charge-offs (or net loan recoveries if recoveries are larger than charge-offs). The net difference between the charged-off amount and the total amount of recoveries is tracked quarterly by loan type (e.g., commercial business loans, consumer loans, etc.) and is taken as a percentage of the then existing loan portfolio. The percentage loan loss experience over the last eight quarters by loan category as set forth above was calculated in this manner. Because historical loan loss experience can and has been very low or even non-existent in some loan categories, the Bank has established a minimum net loan charge-off experience percentage or "floor" to ensure a reasonable loan loss reserve factor by loan type. For instance, a "floor" factor of .75% exists for commercial business loans. These "floor" factors are used should historical net loan charge-offs be below the "floor" factor in any given quarter for a specific loan category.

Nonperforming Assets

         Nonperforming assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and OREO. Loans are generally placed on non-accrual status when they become 90 days past due unless Management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by Management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where the Bank believes the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

         Management's classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, the Bank stops recognizing income from the interest on the loan and reverses any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

         Interest on performing loans is accrued and taken into income daily. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. At December 31, 2000 the Bank had $1.7 million of nonperforming loans, which included $999,000 of nonaccrual loans, $0 in loans past due 90 days and still accruing and $718,000 in restructured loans.

         Upon acquisition of VMB the Bank's realized a significant increase in its nonaccruing loan portfolio. As of December 31, 2000, the Bank had total nonaccruing loans of $999,000, of which $934,000 related to VMB. Of the total nonaccruing portfolio $264,000 is guaranteed through the SBA lending program, thereby decreasing the Bank's exposure to losses in the event of any charge-offs. Even though the Bank realized the aforementioned increase in nonaccruing loans it was able to keep the total nonperforming assets to total assets at .71% as compared to 1.00% for 1999. Mainly this was the result of decreasing the OREO portfolio through sales of classified properties.

         When appropriate or necessary to protect the Bank's interests, real estate taken as collateral on a loan may be taken by the Bank through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. The OREO is carried on the books of the Bank as an asset, at the lesser of the recorded investment or the fair value less estimated selling costs (net realizable value). The Bank periodically revalues the OREO properties and charges other expenses for any required write-downs. The OREO represents another category of nonperforming assets. As of December 31, 2000 the Bank had $505,000 of OREO on its books.

         The following table provides information with respect to the components of the Bank's nonperforming assets as of the dates indicated:

                             Nonperforming Assets


                                                                          Amount Outstanding as of December 31,
                                                               ----------------------------------------------------------------
                                                                  2000         1999         1998         1997         1996
                                                                  ----         ----         ----         ----         ----
                                                                                (Dollars in Thousands)
Nonaccrual loans:/1/,/2/
    Real estate:
      Construction.............................                  $    0       $    0       $    0       $    0       $   97
      Mortgage.................................                     864          229        1,026          354          689
    Commercial ................................                     135          247          196            8          555
    Installment................................                       0            1           13           97           86
    All other loans (including overdrafts).....                       0            0            0            0            1
                                                                 ------       ------       ------       ------       ------
       Total..................................                      999          477        1,235          459        1,428
Loans 90 days or more past due and still
    accruing (as to principal or interest):
                              --
    Real estate:
      Construction.............................                  $    0       $    0       $    0       $    0       $    0
      Mortgage.................................                       0            0            0            0            0
    Commercial ................................                       0            0            0           10            0
    Installment                                                       0            2            0           59            4
    All other loans (including overdrafts).....                       0            5            0            0            0
                                                                 ------       ------       ------       ------       ------
        Total..................................                       0            7            0           69            4
Restructured loans:/3/,/4/
    Real estate:
      Construction.............................                  $   38       $   40       $   43       $   46       $   49
      Mortgage.................................                     680          683        1,026        1,123          709
    Commercial ................................                       0            0           83           15           18
    Installment................................                       0            0            0            0            0
    All other loans (including overdrafts).....                       0            0            0            0            0
                                                                 ------       ------       ------       ------       ------
        Total..................................                     718          723        1,152        1,184          776
                                                                 ------       ------       ------       ------       ------
Total nonperforming loans......................                   1,717        1,207        2,387        1,712        2,208
                                                                 ------       ------       ------       ------       ------
Other real estate owned........................                     505        1,036        1,069        1,360        2,037
                                                                 ------       ------       ------       ------       ------
        Total nonperforming assets.............                  $2,222       $2,243       $3,456       $3,072       $4,245
                                                                 ======       ======       ======       ======       ======
Nonperforming loans as a percentage
    of total gross loans.......................                     .95%        1.03%        2.24%        1.68%        3.74%
Nonperforming assets as a percentage
    of total assets............................                     .71%        1.00%        1.89%        2.01%        4.16%
Nonperforming assets as a percentage
    of total gross loans and other real
    estate owned...............................                    1.22%        1.90%        3.21%        2.97%        6.95%


_______________________

/1/ During the year ended December 31, 2000, approximately $ 36,900 of interest income related to these loans was included in net income. Additional interest income of approximately $ 55,500 would have been recorded if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

/2/ As of December 31, 2000, approximately $933,790 of the $999,000 in nonaccrual loans related to the VMB acquisition. Of this amount approximately $264,000 is guaranteed through the SBA lending program.

/3/ A "restructured loan" is one where the terms of which were renegotiated to provide a reduction or deferral of interest or principal because of a deterioration in the financial position of the borrower.

/4/ During the year ended December 31, 2000, approximately $ 75,390 of interest income related to these loans was included in net income. Additional interest income of approximately $ 0 would have been recorded if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

Allowance for Loan Losses

         The Bank maintains an ALLL at a level which, in Management's judgment, is adequate to cover the inherent risk of loss associated with its loan portfolio. The provision for loan losses is an expense charged against income and added to the ALLL in amounts deemed appropriate by Management to maintain the ALLL at an adequate level. Management's judgement of the ALLL, as discussed below, is based on the evaluation of the collectibility of the loan portfolio, including the nature of the portfolio credit concentrations, trends in historic loss experience, specific impaired loans and economic conditions. It is only a judgement based on estimates, and no assurance can be given that the judgement and estimates will accurately predict losses in the future.

         On an ongoing basis, the Bank performs monthly assessments of the ALLL to determine its adequacy. Specifically categorized and "watch list" credits are reviewed to denote sufficiency of any specific reserves established on such credits. Management evaluates and establishes an estimate of the loss potential on each such loan while considering industry risk factors, economic circumstances, and related matters. This analysis/process involves extensive judgement and eventual losses may therefore differ from even the most recent estimates.

         The Bank formally assesses the ALLL in a multi-step process on a quarterly basis. The determination of the ALLL begins with Management reviewing each individual classified or criticized loan in detail, evaluating, among other things, the adequacy of collateral, payment record, current loan status and borrower financial capacity. A loan loss reserve is assigned each classified and criticized loan (Loans categorized as "Substandard," "Doubtful" and "Loss" as well as "Special Mention" ) from this quarterly review based upon the specifics of the loan's circumstances, including updated collateral value, borrower's or guarantor's financial capacity, payment record and recent conversations with the borrower. Additionally, each quarter the Bank updates its eight-quarter loss migration analysis to derive a rolling, 2-year loan loss experience percentage by loan category. Specific loan pools by type (e.g., commercial loans, consumer loans) are assigned an appropriate reserve factor based upon the Bank's historical charge-off experience or a minimum "floor", whichever is greater, and then factors are adjusted for current conditions. The Bank then applies the minimum percentage reserve factors in determining the ALLL. These reserve factors have floors that range from 0.40% to 0.80% depending on the particular loan category.

         The ALLL can be further impacted (increased or decreased) by Management's assessment of risk. Management's risk assessment consists of a variety of factors. These factors are required to be considered when determining the ALLL. The factors considered by Management include items such as: changes in lending policies and procedures; changes in national/local economic conditions; changes in the nature and volume of the portfolio; changes in experience, ability and depth of lending staff, changes in past dues, classified and non-accruals; changes in quality of loan review systems; existence and effect of loan concentrations as well as the effect of external factors (competition, legal, regulatory policies, etc.). Although all of these factors are consistently considered and applied, the combined management risk assessment has a relatively nominal effect on the provision and allowance. These factors are considered and evaluated, but do not readily determine the provision or allowance.

         After management's assessment of risk is factored into consideration, the resulting loan loss factor of each loan category is then applied to the existing loan portfolio by category and added to the loan loss reserve total from the review of the criticized and classified loans to conclude a total ALLL. This concluded ALLL is then compared to a regulatory reasonableness test to ensure that the Bank's concluded ALLL compares favorably.

         The Bank applies a regulatory reasonableness test in determining both the current provision as well as the overall allowance. The test begins by using a three year weighted average net charge-offs to beginning total loans, with the highest weight being placed on the most current year. The calculated weighting is then applied to non-classified loans. Classified loans (Substandard, Doubtful, Loss) are also risk weighted to determine an allowance amount. The risk weighted totals for the classified and non-classified assets are then added together to determine the regulatory reasonableness amount.

         Although various factors go into the determination of the ALLL, different factors have greater or lesser weights associated with them. For example, although the impact of economic factors is a consideration in determining the ALLL, it generally has a minimal or nominal effect on the total allowance in comparison to actual losses which have a much greater effect on the determination of the ALLL.

         Because specific loan circumstances are reviewed together with broader total historical loan loss experience which may be further impacted by Management's evaluation of internal and external factors, changes in asset quality can have a beneficial impact to one component of the ALLL without unduly influencing the other components.

         The process of determining ALLL involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Accordingly, the Bank attempts to provide for additional potential losses not yet identified as known concerns in order to establish and maintain the allowance at a level that should be sufficient on an ongoing basis.

         The Bank has policies, designed primarily for internal use, to analyze the risk factors associated with the loan portfolio and to enable the Bank to assess such risk factors prior to granting new loans, and to assess the sufficiency of the allowance.

         When a loan is deemed to be uncollectible by management, it is charged-off against the allowance for loan losses. Conversely, when a previously charged-off loan is subsequently collected, such recoveries are additions to the allowance for loan losses. The difference between the total amount of loans charged-off and the total amount of recoveries collected on previously charged-off loans is referred to as net loan charge-offs (or net loan recoveries if recoveries are larger than charge-offs).

         For the year ended December 31, 2000, the Bank had net charge-offs of $119,000 as compared to $377,000 and $484,000 in 1999 and 1998, respectively.

         The net loan charge-offs as a percentage of average loans has improved over the past five years as management has continued to improve credit quality. Additionally, continued economic growth and general national and local economic conditions have led to a decrease in charge-offs.

         As of December 31, 2000 the allowance for loan loss was $1.8 million or 1.02% of total loans as of that date. As of December 31, 1999, the allowance was $1.2 million or 1.06% of total loans as of that date. The allowance was $1.4 million or 1.35% of total loans as of December 31, 1998. Although these levels are deemed adequate by management, no assurance can be given that further economic difficulties or other circumstances which would adversely affect the Bank's borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in the Bank's loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

         Effective January 1, 1995, the Bank adopted Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. Information concerning the Bank's impaired loans at Deceember 31, 2000 and 1999 is contained in Note 3 to the Consolidated Financial Statements (see "Item 7" herein).

         The table below summarizes, for the periods indicated, loan balances at the end of each period and the daily averages during the period; changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings; and certain ratios related to the allowance for loan losses:

                           Allowance for Loan Losses

                                                                        Years Ended December 31,
                                                      --------------------------------------------------------
                                                      2000         1999         1998         1997         1996
                                                      ----         ----         ----         ----         ----
                                                                       (Dollars in Thousands)
Balances:
    Average total loans outstanding
      during period............................       $142,970     $105,922     $ 97,660     $ 70,110       $61,966
                                                      ========     ========     ========     ========       =======
    Total loans outstanding
      at end of period.........................       $181,447     $117,177     $106,579     $101,934       $59,000
                                                      ========     ========     ========     ========       =======
Allowance for Loan Losses:
    Balances at beginning of period............       $  1,242     $  1,439     $  1,773     $  1,298       $ 1,395
    Adjustments/1/.............................            465            0            0          555             0
    Charge-offs:
      Real estate:
        Construction...........................              0            0            0            0             0
        Mortgage...............................            225           10          179          169           597
      Commercial ..............................             17          482          231          389           201
      Installment..............................             34           39          174           82           282
      All other loans
        (including overdrafts).................              0           31           51            8             9
                                                      --------     --------     --------     --------       -------
          Total................................            276          562          635          648         1,089
    Recoveries:
      Real estate:
        Construction...........................              0            0            0            0             0
        Mortgage...............................             28            2           43           39            34
      Commercial ..............................            110          166           72           18             6
      Installment..............................              4            4           17           16            35
      All other loans
       (including overdrafts).................              15           13           19            8             0
                                                      --------     --------     --------     --------       -------
          Total ...............................            157          185          151           81            75
                                                      --------     --------     --------     --------       -------
    Net loan charge-offs (recoveries)..........            119          377          484          567         1,014
      Provision charged to
        operating expenses.....................            255          180          150          487           917
                                                      --------     --------     --------     --------       -------
      Balance at end of period.................       $  1,843     $  1,242     $  1,439     $  1,773       $ 1,298
                                                      ========     ========     ========     ========       =======
Ratios:
    Net loan charge-offs to
      average loans.............................           .08%        0.36%        0.50%        0.81%         1.64%
    Net loan charge-offs to
      loans at end of period....................           .07%        0.32%        0.45%        0.56%         1.72%
    Allowance for loan losses to
      average loans.............................          1.29%        1.17%        1.47%        2.53%         2.09%
    Allowance for loan losses
      to loans at end of period.................          1.02%        1.06%        1.35%        1.74%         2.20%
    Net loan charge-offs to allowance
      for loan losses at end of period..........          6.46%       30.35%       33.63%       31.98%        78.12%
    Net loan charge-offs to provision
      charged to operating expenses.............         46.67%      209.44%      322.67%      116.43%       110.58%

____________________________________

/1/ Acquired $555,000 in reserves in connection with acquistion of High Desert National Bank in 1997 and $465,000 in reserves in connection with acquisition of Valley Merchants Bank in 2000.

         The following table provides a breakdown of the allowance for loan losses as of the dates indicated:

                                                           Allocation of Allowance for Loan Losses

                                                                          December 31,
                            --------------------------------------------------------------------------------------------------------
                                  2000                  1999                 1998                 1997                 1996
                            -------------------   -------------------  -------------------  -------------------  -------------------
                                    % of Loans            % of Loans           % of Loans           % of Loans           % of Loans
                                    in Category           in Category          in Category          in Category          in Category
  Balance at End of                     to                    to                   to                    to                  to
 Period Applicable to       Amount  Total Loans   Amount  Total Loans  Amount  Total Loans  Amount  Total Loans  Amount  Total Loans
 --------------------       ------  -----------   ------  -----------  ------  -----------  ------  -----------  ------  -----------
                                                          (Dollars in Thousands)
Real estate:
   Construction............ $  358      18.76%    $  215        21.42% $  179        19.60% $  115        17.59% $   21        6.85%
   Mortgage................    601      52.85%       326        45.52%    267        43.34%    778        45.87%    425       48.36%
Commercial.................    611      21.69%       246        25.99%    265        28.91%    371        28.28%    611       36.15%
Installment/All other loans
   (including overdrafts)..    273       6.70%       455         7.07%    728         8.15%    509         8.26%    241        8.64%
                            ------  ---------     ------  -----------  ------  -----------  ------  -----------  ------  ----------
       Total............... $1,843     100.00%    $1,242       100.00% $1,439       100.00% $1,773       100.00% $1,298      100.00%
                            ======  =========     ======  ===========  ======  ===========  ======  ===========  ======  ==========

Investment Portfolio/1/

         The Bank's investment portfolio was $92.1 million representing 29.6% of the Bank's total assets as of December 31, 2000. The portfolio grew by $8.8 million or 10.56% in 2000, while the portfolio as a percentage of assets decreased by 20.0%. The decrease of investments to total assets was mainly due to the fact that upon acquisition of Valley Merchants Bank in August of 2000 the Bank sold off VMB's securities portfolio as it did not meet the criteria of the Bank's investment needs. At year end 1999 and 1998 the investment portfolio was 37.0% and 15.0%, respectively, of the Bank's total assets at those respective dates. The Bank invests in governmental, mortgage back, municipal and corporate securities and categorizes those securities as hold to maturity or available for sale depending upon the circumstances in place as to the Bank's intent and ability to hold such securities. The Bank invests its liquid funds in excess of loan requirements in the investment portfolio and fed funds sold, which is a cash equivalent. During 1999 the Bank's securities portfolio increased by $55.8 million or 203% over December 31, 1998. This increase was the result of a shift from investing excess funds, net of loan funding, in fed funds sold to securities (namely mortgage-backed) to realize the higher yield on said instruments. The $55.8 million was funded through the following; (i) $23.5 million in matured fed funds; (ii) $16.0 million in other borrowings and (iii) the balance in deposit growth net of loan growth.

________________________

/1/ As the Company has no investment securities outside of the Bank, within this section referred to as "Investment Portfolio" the term Bank will be used to describe the Company as a consolidated whole.

     The following table summarizes the book value and market value and distribution of the Bank's investment securities as of the dates indicated:

                             Investment Portfolio

                                                                                          December  31,
                                                           -------------------------------------------------------------------------
                                                                   2000                       1999                      1998
                                                           --------------------       -------------------       --------------------
                                                            Book        Market         Book        Market        Book        Market
                                                           Value         Value        Value        Value        Value        Value
                                                           -----         -----        -----        -----        -----        -----
                                                                                   (Dollars in Thousands)
Available-for-Sale:
     U. S. Treasury notes..............................  $       0     $       0     $      0     $      0      $     0      $     0
     Obligations of other
       U. S. government agencies.......................          0             0            0            0       19,339       19,351
     Mortgage backed securities........................     61,640        62,333       69,017       68,331           21           22
     Obligations of states and political
     subdivisions......................................     22,058        22,995       12,648       11,963        2,330        2,320
     Other securities..................................      5,736         5,761        2,044        2,000          302          304
         Total available-for-sale......................  $  89,434     $  91,089     $ 83,709     $ 82,294      $21,922      $21,997
                                                         =========     =========     ========     ========      =======      =======
Held-to-Maturity:
     U. S. government notes............................  $   1,005     $   1,006     $  1,012     $  1,003      $   501         $504
     Obligations of other
       U.S. governmental agencies......................          0             0            0            0            0            0
     Obligations of state and..........................          0             0            0            0        5,041        5,256
       political subdivisions
     Other securities..................................          0             0            0            0            0            0
                                                         ---------     ---------     --------     --------      -------     --------
         Total held-to-maturity........................  $   1,005     $   1,006     $  1,012     $  1,003      $ 5,542      $ 5,760
                                                         =========     =========     ========     ========      =======      =======
         Total investment securities...................  $  90,439     $  92,095     $ 84,721     $ 83,297      $27,534      $27,757
                                                         =========     =========     ========     ========      =======      =======

         The following table summarizes the maturity of the Bank's investment securities and their weighted average yield at December 31, 2000:/1/

               Investment Maturities and Weighted Average Yields

                                                         After One But      After Five But
                                      Within One Year  Within Five Years   Within Ten Years     After Ten Years       Total
                                      --------------   -----------------   -----------------    ---------------       -----
                                      Amount    Yield   Amount    Yield    Amount    Yield     Amount    Yield    Amount    Yield
                                      ------    -----   ------    -----    ------    -----    -------    ------   ------    -----
                                                                        (Dollars in Thousands)
Available-for-Sale:
   U. S. Treasury notes.............. $    0    0.00%    $     0    0.00%    $     0    0.00%   $      0   0.00%    $     0    0.00%
   Obligations of other..............      0    0.00%          0    0.00%          0    0.00%          0   0.00%          0    0.00
     U. S. government agencies
   Mortgage backed securities........      0    0.00%      2,753    6.14%     11,368    6.48%     48,212   6.78%     62,333    6.70%
   Obligations of state and..........    101    7.23%        283    6.57%          0    0.00%     22,611   7.30%     22,995    7.29%
     political subdivisions
   Other securities..................      0    0.00%          0    0.00%      1,119    7.76%      4,642   6.79%      5,761    6.98%
                                      ------ -------     -------  ------     -------   -----    --------  -----     ------- -------
       Total available-for-sale......    101    7.23%      3,036    6.18%     12,487    6.59%     75,465   6.94%     91,089    6.86%

Held-to-Maturity:
   U. S. Treasury notes..............  1,005    5.63%          0    0.00%          0    0.00%          0   0.00%      1,005    5.63%
   Obligations of other..............      0    0.00%          0    0.00%          0    0.00%          0   0.00%          0    0.00
     U.S. government agencies
   Obligations of state and..........      0    0.00%          0    0.00%          0    0.00%          0   0.00%          0    0.00
     political subdivisions
   Other securities..................      0    0.00%          0    0.00%          0    0.00%          0   0.00%          0    0.00%
                                      ------ -------     -------  ------     -------   -----    --------  -----     ------- -------
       Total held-to-maturity........  1,005    5.63%          0    0.00%          0    0.00%          0   0.00%      1,005    5.63%
       Total investment securities... $1,106    5.78%    $ 3,036    6.18%    $12,487    6.59%   $ 75,465   6.94%    $92,094    6.85%
                                      ====== =======     =======  ======     =======   =====    ========  =====     ======= =======

________________________

/1/ Yields on tax-exempt obligations have been computed on a tax equivalent basis.

         The following table summarizes the securities for which the aggregate book value exceeds 10% of shareholder equity as of December 31, 2000.

         Investments Securities Exceeding 10% of Shareholders' Equity


         Issuer's Name             Aggregate Book Value     Market Value
         -------------             --------------------     -------------

         FNMA 1992-163K             $   2,520,463           $  2,538,700

         AETNA NC                       2,624,131              2,622,071

         FHR 2223 B                     2,796,106              2,797,493

         FNMA #557197                   3,660,058              3,657,636

         VENDEE MTG TR 1997-1 2K        4,004,809              4,118,040

         FHLMC CMO 2117 HD              4,261,579              4,367,909
                                    -------------          -------------

                  TOTAL.........    $  19,867,146           $ 20,101,849
                                    =============          =============

Deposits & Other Borrowings/1/

         Deposits are the Bank's primary source of funds. At December 31, 2000 the Bank had a deposit mix of 36.0% in Noninterest-bearing demand deposits, 38.8% in NOW, money market and savings deposits, and 25.2% in time deposits. The Bank's net interest income is enhanced by its large percentage of Noninterest-bearing deposits. The Bank's deposits are obtained from a cross-section of the communities it serves. The Bank has established a relationship with the State of California whereas the Bank is able to pledge a portion(110% of deposit relationship) of its investment portfolio and in turn is able to acquire State Funds in the form of time deposits. As of December 31, 2001 the Bank had one certificate of $12.0 million with a rate of 6.35%, maturing February 5, 2001. The Bank's business is not seasonal in nature. The Bank accepts deposits in excess of $100,000 from customers. Those deposits are priced to remain competitive. As of each of the reporting periods covered the Bank had no brokered funds on deposit.

         The Bank is not dependent upon funds from sources outside of the United States nor does it have any and has not made loans to any foreign entities. The Bank has not made any loans to finance leveraged buyouts or for highly leveraged transactions.

         As of December 31, 2000 the Bank had total deposits of $264.9 million an increase of 41.8% or $78.1 million from December 31, 1999. Of this increase $49.6 million or 63.5% was acquired through the Valley Merhcants Bank acquisition (August of 2000) and the residual of $28.5 million was due to $12.0 million or 15.4% of State Funds acquired (see previous paragraph) and $16.5 million or 21.1% through internal growth in operations. Total deposits at December 31, 1999 and 1998 were $186.8 million and $163.8 million, respectively, representing growth of 14.0% in 1999. The increase in 1999 was due to internal growth through operations.

__________________________

/1/As the Company has no deposits or other borrowings outside of the Bank, with the exception of the subordinated debt, within this section referred to as "Deposits & Other Borrowings" the term Bank will be used to describe the Company as a consolidated whole.

         The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated:

                      Average Deposits & Other Borrowings

                                                                 Years Ended December 31,
                                         ---------------------------------------------------------------------------
                                                 2000                      1999                      1998
                                         ----------------------   ----------------------   -------------------------
                                         Average      Average      Average      Average      Average       Average
                                         Balance        Rate       Balance        Rate       Balance         Rate
                                         -------      -------      -------      -------      -------       -------
Demand, Noninterest-bearing............. $ 82,041        0.00%     $ 71,726        0.00%     $ 60,398         0.00%
Money market............................   47,685        2.89%       28,720        2.85%       20,719         2.93%
NOW.....................................   15,875        2.28%       21,612        2.26%       20,862         2.35%
Savings.................................   22,575        2.69%       19,610        2.70%       17,663         2.87%
Time certificates of deposit
  in denominations of $100,000 or more..   24,173        5.01%       12,825        4.71%        9,903         5.33%
Other time deposits.....................   23,939        5.67%       20,611        4.49%       20,658         5.05%
                                          -------      -------      -------      -------      -------       -------
       Total deposits...................  216,288        2.27%      175,104        1.92%      150,203         2.12%
Other borrowings........................   19,659        6.39%        3,756        5.67%            0         0.00%
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely
   Junior Subordinated Debentures.......    7,889       10.88%            0        0.00%            0         0.00%
                                          -------      -------      -------      -------      -------       -------

       Total deposits and
         borrowed funds................. $243,836        2.88%     $178,860        2.00%     $150,203         2.12%
                                         ========      =======     ========      =======     ========       =======

         The scheduled maturities of the Bank's time deposits in denominations of $100,000 or greater at December 31, 2000:

                Maturities of Time Deposits of $100,000 or More

                                                           December 31, 2000
                                                       -------------------------
                                                         (Dollars in Thousands)

         Three months or less.........................        $  27,193
         Over three months through six months.........            4,590
         Over six months through twelve months........            3,900
         Over twelve months...........................              109
                                                              ---------
              Total...................................        $  35,792
                                                              =========

Short Term Borrowings

         Due to the fact that the Bank's growth in loans had exceeded the Bank's growth in deposits, the Bank began to employ short term borrowings from the Federal Home Loan Bank (FHLB) during 1999. The Bank was first approved to borrow under the programs offered by the FHLB in July 1999. The terms offered to the Bank by the Federal Home Loan Bank are financing availability up to 25% of total assets, secured by acceptable collateral, for terms less than 5 years. For terms greater than 5 years through 30 years, financing availability is limited to residential assets being pledged as collateral.

         At year-end 1999, the Bank had $18.2 million in advances against its line of credit from the Federal Home Loan Bank (FHLB) due at various times during 2000 with a weighted average rate of 5.96%. The average balance of these term borrowings were $3.8 million with an average rate of 5.7%. As of December 31, 2000 the balance was $10.1 million, due at various times during 2001 with a weighted average rate of 6.10% with an average balance of $19.7 million, a high balance of $38.4 million and a weighted average rate of 6.39% for the twelve months ended. The balance may vary by millions of dollars on any given day depending on fluctuating demand deposit balances as of a particular day.

                 Liquidity and Interest Rate Risk Management/1/

         Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One-method banks utilize for acquiring additional liabilities is through the acceptance of brokered deposits, which are deposits that bear interest in excess of 75 basis points over prevailing market rates. As of December 31, 2000 the Bank carries no brokered deposits in its portfolio. The Bank has not accepted nor needed to accept brokered deposits as part of its normal operations.

         In order to meet liquidity needs, the Bank maintains a portion of its funds in cash deposits in other banks, fed funds sold, and investment securities categorized as available for sale. As of December 31, 2000 the Bank's liquidity ratio was 27.18%, defined as $16.9 million in cash and cash equivalents and $55.1 million in investment securities available for sale (net of those pledged to secure treasury, tax and loan items, FHLB borrowings and public monies) as a percentage of deposits of $264.9 million.

         Effective planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with accurately matched repricing of assets and liabilities, risk remains in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, management takes into account rates and maturities to be offered in connection with its certificate of deposit program and offers variable rate loans. The Bank has generally been able to control its exposure to changing interest rates by managing the mix of floating rate to fixed rate instruments within its portfolio.

         The sensitivity to interest rate fluctuations is measured in several time frames. Various strategies such as liability cost administration and redeployment of asset maturities are utilized to preserve interest income from the effect of changes in interest rates. The gap positions are monitored as a function of the ALCO process. The monitoring process includes the use of periodic simulated business forecast, which incorporate various interest rate environments. Financial modeling is utilized to assist management in maintaining consistent earnings in an environment of changing interest rates.

         At December 31, 2000, the Bank had approximately $102.9 million of interest-bearing liabilities (NOW's, Savings, and Money Market accounts) maturing in zero to three months. Although this short maturity indicates that these interest-bearing liabilities are sensitive to adjustments in interest rates, the Bank believes this sensitivity is significantly lessened due to the fact that these interest bearing liabilities mainly consist of low cost/low turnover demand deposits. In addition, the Bank's pays competitive rates on its time certificates of deposit, and, accordingly, even though some are shown as maturing in zero to three months, Management believes the substantial majority of these accounts should continue to roll-over at maturity.

         At December 31, 2000 approximately 41.4% of the Bank's interest-earning assets were subject to repricing after 5 years. The majority of these assets are Collateralized Mortgage Obligations (CMO's). The Bank's interest rate sensitivity analysis with respect to CMOs takes into account the contractual maturity of these obligations, but does not take into account mandatory payments on the underlying mortgage payment obligations, which pay primarily interest in early years, or prepayments of the underlying mortgages, which significantly reduce the maturity, and therefore the risks, of these obligations. Similarly, the Bank's other loans which reprice after 5 years also only take into account only stated maturities of these loans and not prepayments of these loans or monthly required payments which are primarily interest in early years. The Bank anticipates that significantly less than 41.4% of its interest-earning assets which contractually reprice after five years will actually reprice after five years.

         At any given time, the market value of the Bank's securities portfolio may be above, at, or below market value. While there is a possibility that there will be an impact on net income should the Bank need to sell securities whose fair value is less than the amortized cost, the Bank is able to mitigate this risk by borrowing against the securities to raise liquidity versus having to sell the securities. Since the Bank does a monthly mark-to-market on the available-for-sale securities portfolio, there would be minimal impact on the Balance Sheet if the Bank was forced to sell securities whose fair value is less than the amortized cost.

         The following table sets forth the interest rate sensitivity of the Bank's interest-earning assets and interest-bearing liabilities as of December 31, 2000 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset


_____________________

/1/ As the Company has no financial instruments outside of the Bank, with the exception of the subordinated debt, within this section referred to as "Liquidity and Interest Rate Risk Management" the term Bank will be used to describe the Company as a consolidated whole.

or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

                      Interest Rate Sensitivity Analysis

                                                                    At December 31, 2000
                                                           Amounts Subject to Repricing Within
                                            -----------------------------------------------------------------------
                                            0-3 Months      3-12 Months     1-5 Years    After 5 Years       Total
                                            ----------      -----------     ---------    -------------       -----
                                                                   (Dollars in Thousands)
Interest-earning assets:
    Loans/1/..............................   $   99,511       $  12,887      $ 42,364      $   26,685        $181,447
    Investment securities.................            0           1,106         3,036          87,952          92,094
    Federal funds sold....................            0               0             0               0               0
    Interest-bearing deposits
      at other banks......................        1,287           2,077             0               0           3,364
                                             ----------       ---------      --------       ---------       ---------
        Total.............................      100,798          16,070        45,400         114,637         276,905

Interest-bearing liabilities:
    Interest-bearing demand (NOW).........       39,521               0             0               0          39,521
    Savings deposits......................       30,843               0             0               0          30,843
    Money market .........................       32,522               0             0               0          32,522
    Time deposits of
      $100,000 or more....................       27,193           4,590         3,900             109          35,792
    Other time deposits...................       13,521          14,933         2,360               0          30,814
    Other borrowings......................        7,500               0         2,625               0          10,125
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures...................            0               0             0          10,000          10,000
                                             ----------       ---------      --------       ---------       ---------
        Total.............................   $  151,100       $  19,523      $  8,885      $   10,109        $189,617
Interest rate sensitivity gap.............   $  (50,302)      $  (3,453)     $ 36,515      $  104,528

Cumulative interest rate
    sensitivity gap.......................   $  (50,302)      $ (53,755)     $(17,240)     $   87,288

Cumulative interest rate
    sensitivity gap ratio based
    on total earning assets...............       (18.17)%        (19.41)%       (6.23)%         31.52%

Liquidity and Capital Resources

         In 1990, the banking industry began to phase in new regulatory capital adequacy requirements based on risk-adjusted assets. These requirements take into consideration the risk inherent in investments, loans, and other assets for both on-balance sheet and off-balance sheet items. Under these requirements, the regulatory agencies have set minimum thresholds for Tier 1 capital, total capital and leverage ratios.

         The risk-based guidelines are used to evaluate capital adequacy and are based on the institution's asset risk profile and off-balance sheet exposures, such as unused loan commitments and standby letters of credit. The guidelines require that a portion of total capital be core, or Tier 1, capital consisting of common shareholders' equity and noncumulative perpetual preferred stock, less goodwill and certain other deductions, with the remaining, or Tier 2, capital consisting of other elements, primarily certain other forms of preferred stock, subordinated debt and mandatory convertible debt, plus the allowance for loan losses, subject to certain limitations. The leverage ratio is Tier 1 capital divided by adjusted average assets.

         At December 31, 2000, the Bank's and the Company's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. In connection with the pending acquisition of Valley Merchants Bank it was anticipated that the Bank would require additional capitalization. On March 21, 2000, the Company raised approximately $9.7 million in net proceeds from an offering of $10.0 million of principal amount of 10-7/8% Fixed Rate Capital Trust Pass-through Securities. In August of 2000, approximately $8.7 million was contributed to the Bank from the Company to maintain the Bank's capital position as "well capitalized".

______________

/1/ Includes deferred fees and unearned income of $1,078,892.

Accounting Matters

         During 1997, the Bank adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." This statement establishes standards for computing and presenting earnings per share ("EPS") and applies to all entities with publicly held common stock. This statement provides a presentation of basic EPS and diluted EPS. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in the earnings.

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income," effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. Based on current accounting standards, this new accounting standard is not expected to have a material impact of the Bank's financial statements. The Bank adopted this accounting standard on January 1, 1998, as required.

         In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," effective for financial statements for periods beginning after December 15, 1997. This statement establishes standards for reporting information about operating segments in annual financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of this new accounting standard did not have a material impact on the Bank's financial statement disclosures.

Impact of Inflation; Seasonality

         The primary impact of inflation on the Bank is its effect on interest rates. The Bank's primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on its net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as Noninterest expenses has not been significant for the periods covered in this Annual Report. The Bank's business is generally not seasonal.

Year 2000 Compliance

         The concern over the Year 2000 ("Y2K") issue resulted from computer programs being written using two rather than four digits to identify a year in the date field. Throughout the world, there was a concern that this issue could cause computer systems to fail or create erroneous results at the rollover to the Year 2000. Beginning in 1998, the Bank took various steps to mitigate the potential impact of a Y2K problem. The Bank followed the guidelines established by the banking regulators, which were to identify, assess, renovate, validate, implement and design contingency plans to mitigate the risks that the Bank may have encountered relative to the Y2K problem. The total cost of the Bank's plan to address Y2K issues was not material.

Item 7.  Financial Statements
-----------------------------

         The Company's financial statements begin on page 40 of this report.

Item 8.  Changes in and Disagreements with Accountants on Accounting and
------------------------------------------------------------------------
Financial Disclosure
--------------------

     Not applicable.

                        BUSINESS BANCORP AND SUBSIDIARIES

                        DECEMBER 31, 2000, 1999 AND 1998





                                    Contents

                                                                            Page

Independent Auditors' Report..............................................    41


Financial Statements

    Consolidated Balance Sheets
    December 31, 2000 and 1999............................................    42

    Consolidated Statements of Income
    For the Years Ended December 31, 2000, 1999 and 1998..................    43

    Consolidated Statement of Changes in Stockholders' Equity
    For the Years Ended December 31, 2000, 1999 and 1998..................    44

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2000, 1999 and 1998..................    45


Notes to Consolidated Financial Statements................................    47

                          Independent Auditors' Report

Board of Directors and Stockholders
Business Bancorp
San Bernardino, California

We have audited the accompanying consolidated balance sheets of Business Bancorp and subsidiaries (the "Bancorp") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with generally accepted accounting principles.

/S/ Vavrinek, Trine, Day & Company
Rancho Cucamonga, California
February 2, 2001

The Accompanying notes are an integral part of these consolidated financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                          DECEMBER 31, 2000 AND 1999

                                    Assets

                                                                                                   2000                   1999
                                                                                               -------------          -------------
Cash and due from banks (Note #1D)                                                             $  16,921,114          $  13,971,280
                                                                                               -------------          -------------
Interest-bearing deposits in banks                                                                 3,364,000                     --
Investment securities (Notes #1F and #2)
         Available-for-sale                                                                       91,089,294             82,294,167
         Held-to-maturity, fair value of $1,005,620 in 2000
         and $1,002,500 in 1999                                                                    1,005,231              1,012,076
Federal Home Loan Bank restricted stock, at cost                                                   1,246,200              1,200,000
Loans, net of unearned income (Notes #1G and #3)                                                 171,447,758            114,693,359
Loans held for sale (Notes #1H and #3)                                                             8,920,136              1,689,783
                                                                                               -------------          -------------
         Total Loans                                                                             180,367,894            116,383,142
         Less allowance for loan losses (Notes #1I and #4)                                        (1,842,715)            (1,241,733)
                                                                                               -------------          -------------
         Net Loans                                                                               178,525,179            115,141,409
Premises and equipment (Notes #1J and #5)                                                          5,766,284              3,885,119
Accrued interest receivable                                                                        2,049,766              1,440,602
Deferred tax asset (Note #7)                                                                         447,862              1,053,000
Other real estate owned, net (Notes #1N and #18)                                                     504,754              1,036,227
Goodwill and other intangible assets (Note #1K)                                                    7,545,733              2,235,571
Other assets (Note # 6)                                                                            3,075,322              2,174,014
                                                                                               -------------          -------------
         Total Assets                                                                          $ 311,540,739          $ 225,443,465
                                                                                               =============          =============

                     Liabilities and Stockholders' Equity

Liabilities
 Deposits
   Demand deposits                                                                                95,434,574             74,533,528
   NOW deposits                                                                                   39,521,325             27,284,559
   Money market  and savings deposits                                                             63,364,908             49,840,556
   Time deposits $100,000 and over (Note #8)                                                      35,792,373             15,274,884
   Time deposits under $100,000 (Note #8)                                                         30,814,012             19,874,439
                                                                                               -------------          -------------
         Total Deposits                                                                          264,927,192            186,807,966
 Borrowed funds (Note #9)                                                                         10,125,000             18,200,000
 Bancorp Obligated Mandatorily Redeemable Preferred
   Securities of Subsidiary Trust Holding Solely Junior
   Subordinated Debentures (Note #10)                                                             10,000,000                     --
 Accrued interest and other liabilities                                                            2,945,523              1,404,086
                                                                                               -------------          -------------
                                                                                                 287,997,715            206,412,052
                                                                                               -------------          -------------
Commitments and Contingencies (Note #11)

Stockholders' Equity
 Serial preferred stock - no par value, 2,000,000 shares authorized but unissued
 Common stock - no par value, authorized  10,000,000 shares, issued and outstanding, 2,026,869 and 1,975,961 shares
 in 2000 and 1999, respectively                                                                    6,646,626              6,256,854
 Retained earnings                                                                                15,922,222             13,652,558
 Accumulated other comprehensive income                                                              974,176               (877,999)
                                                                                               -------------          -------------
         Total Stockholders' Equity                                                               23,543,024             19,031,413
                                                                                               -------------          -------------
         Total Liabilities and Stockholders' Equity                                            $ 311,540,739          $ 225,443,465
                                                                                               =============          =============

The accompanying notes are an integral part of these consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998

                                                               2000                  1999                  1998
                                                           ------------          ------------          ------------
Interest Income
     Interest and fees on loans (Note #1G)                 $ 15,701,729          $ 11,226,876          $ 10,798,298
     Interest on investment securities (Note #1F)
          Taxable                                             4,544,567             2,424,171               768,892
          Exempt from Federal taxes                           1,037,126               501,619               332,783
     Interest on deposits                                        90,049                  --                    --
     Interest on Federal funds sold                              34,885               617,758             1,433,152
                                                           ------------          ------------          ------------
               Total Interest Income                         21,408,356            14,770,424            13,333,125
                                                           ------------          ------------          ------------
Interest Expense
     Interest on deposits
          NOW and Money Market accounts                       1,739,211             1,305,793             1,098,157
          Savings                                               606,364               528,636               508,693
          Time deposits $100,000 and over                     1,356,732               604,028               527,637
          Time deposits under $100,000                        1,210,610               925,486             1,043,797
Interest on Trust Preferred Securities (Note #1S)               857,917                  --                    --
Interest on other borrowings                                  1,256,808               212,790                  --
                                                           ------------          ------------          ------------
               Total Interest Expense                         7,027,642             3,576,733             3,178,284
                                                           ------------          ------------          ------------
               Net Interest Income                           14,380,714            11,193,691            10,154,841
Provision for Loan Losses (Note #4)                             255,000               180,000               150,000
                                                           ------------          ------------          ------------
               Net Interest Income After Provision
               for Loan Losses                               14,125,714            11,013,691            10,004,841
                                                           ------------          ------------          ------------
Other Income
     Service fees                                             2,563,340             2,261,995             2,295,814
     Gain on sale of SBA loans (Note #1L)                        11,967               154,246               330,855
     Gain on sale of other real estate owned                    197,504                38,168               136,465
     Gain (loss) on sale of investments                          43,321               (98,041)                6,822
                                                           ------------          ------------          ------------
               Total Other Income                             2,816,132             2,356,368             2,769,956
                                                           ------------          ------------          ------------
Other Expenses
     Salaries and employee benefits                           6,797,516             5,290,708             4,851,793
     Occupancy, net                                             854,444               746,684               706,058
     Furniture and equipment                                    897,670               775,536               778,763
     Other operating expenses (Note #14)                      5,027,752             3,775,799             3,326,745
                                                           ------------          ------------          ------------
               Total Other Expenses                          13,577,382            10,588,727             9,663,359
                                                           ------------          ------------          ------------
Income Before Income Taxes                                    3,364,464             2,781,332             3,111,438
                                                           ------------          ------------          ------------
Income Taxes (Note #7)
     Current                                                  1,447,550             1,019,999             1,256,850
     Deferred                                                  (352,750)             (178,972)               (2,340)
                                                           ------------          ------------          ------------
                                                              1,094,800               841,027             1,254,510
                                                           ------------          ------------          ------------
Net Income                                                 $  2,269,664          $  1,940,305          $  1,856,928
                                                           ============          ============          ============
Earnings Per Share (Note #16)
     Basic                                                 $       1.14          $       0.99          $       0.97
                                                           ============          ============          ============
     Diluted                                               $       1.13          $       0.97          $       0.93
                                                           ============          ============          ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND 1998


                                                                                                  Accumulated
                                             Number of                                               Other          Total
                                               Shares      Common    Comprehensive    Retained   Comprehensive  Stockholders'
                                            Outstanding     Stock        Income       Earnings       Income         Equity
                                            -----------  ----------  -------------- -----------  -------------  -------------
Balance, January 1, 1998                      1,459,657  $ 5,125,883                 $9,856,727     $   64,404   $15,047,014

   Stock options exercised                       93,497      516,538                                                 516,538
   Stock issued to 401-K Plan                     6,021       83,848                                                  83,848
   Comprehensive Income
     Net income for the period                                         $ 1,856,928    1,856,928                    1,856,928
     Unrealized security holding losses
       (net of $41,598 tax)                                                (57,445)                    (57,445)      (57,445)
     Reclassification adjustment for
       realized gains (net of $2,865
       tax expense)                                                         (3,957)                     (3,957)       (3,957)
                                                                       -----------
     Total comprehensive income                                        $ 1,795,526
                                            -----------  -----------   ===========  -----------  -------------   -----------

Balance, December 31, 1998                    1,559,175    5,726,269                 11,713,655          3,002    17,442,926

   Stock options exercised                       13,264       77,550                                                  77,550
   Stock issued to 401-K Plan                    11,650      142,945                                                 142,945
   Five-for-four stock split (Note #12)         391,872
   Cash in lieu of fractional shares                                                     (1,402)                      (1,402)
   Tax effect of stock options                               310,090                                                 310,090
     exercised - 1998
   Comprehensive Income
     Net income for the period                                         $ 1,940,305    1,940,305                    1,940,305
     Unrealized security holding losses
       (net of $535,692 tax)                                              (935,989)                   (935,989)     (935,989)
     Reclassification adjustment for realized
       losses (net of $31,471 tax benefit)                                  54,988                      54,988        54,988
                                                                       -----------
     Total comprehensive income                                        $ 1,059,304
                                            -----------  -----------   ===========  -----------  -------------   -----------

Balance, December 31, 1999                    1,975,961    6,256,854                 13,652,558       (877,999)   19,031,413

   Stock options exercised                       50,836      389,161                                                 389,161
   Stock issued to 401-K Plan                        72          611                                                     611
   Comprehensive Income
     Net income for the period                                         $ 2,269,664    2,269,664                    2,269,664
     Unrealized security holding gains
       (net of $1,304,866 tax)                                           1,877,734                   1,877,734     1,877,734
     Reclassification adjustment for realized
       gains (net of $17,762 tax expense)                                  (25,559)                    (25,559)      (25,559)
                                                                       -----------
     Total comprehensive income                                        $ 4,121,839
                                            -----------  -----------   ===========  -----------  -------------   -----------

Balance, December 31, 2000                    2,026,869  $ 6,646,626                $15,922,222    $   974,176   $23,543,024
                                            ===========  ===========                ===========  =============   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                   2000                1999                1998
                                                                               ------------        ------------        ------------
Cash Flows From Operating Activities
 Net Income                                                                    $  2,269,664        $  1,940,305        $  1,856,928
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
     Depreciation and amortization of premises and
       equipment                                                                    730,220             625,220             561,257
     Amortization of intangibles                                                    400,845             286,942             295,716
     Provision for loan losses                                                      255,000             180,000             150,000
     Provision for losses on other real estate owned                                 64,586              24,415             112,768
     Net (gain)/loss on sale of assets                                             (279,384)             78,137            (474,142)
     (Increase)/decrease in accrued interest receivable                            (609,164)           (627,531)             49,375
     (Increase)/decrease in deferred assets                                         605,138            (400,273)             72,273
     Net amoritization/accretion of premiums/discounts
      on investment securities                                                      704,158             696,379              22,334
     FHLB stock dividend                                                            (99,000)             (6,000)               --
     (Increase)/decrease in other assets                                         (1,239,928)           (102,398)             (8,654)
     Increase in interest payable and other liabilities                           1,316,301             115,021             433,371
     (Increase)/decrease in prepaid taxes                                           193,260            (383,027)            297,041
                                                                               ------------        ------------        ------------
          Net Cash Provided By Operating Activities                               4,311,696           2,427,190           3,368,267
                                                                               ------------        ------------        ------------

Cash Flows From Investing Activities
 Proceeds from maturities of investment
  certificate of deposits                                                         1,586,000                --                  --
 Proceeds from maturities of available-for-sale securities                          880,000           3,301,800          10,257,417
 Proceeds from maturities of held-to-maturity securities                               --             1,055,000           8,925,067
 Purchase of investment securities available-for-sale                           (23,922,813)        (75,146,074)        (33,018,186)
 Purchase of investment securities held-to-maturity                                    --            (1,513,906)         (5,514,108)
 Proceeds from sales of securities                                               14,734,593           6,994,039           3,350,000
 Purchase of Valley Merchants Bank (net of cash and cash
   equivalents acquired)                                                         (5,554,281)               --                  --
 Principal reduction of mortgage-backed securities                                8,649,254           6,134,290              61,257

 Redemption of Federal Home Loan Bank stock                                          52,800                --                  --
 Net increase in loans to customers                                             (28,162,762)        (10,931,034)         (5,742,592)
 Recoveries of loans previously written-off                                         156,969             184,906             150,518
 Capital expenditures                                                            (1,209,282)           (521,905)           (561,612)
 Proceeds from sale of equipment                                                     42,300              15,044             146,155
 Proceeds from sale of other real estate owned                                      898,722             388,566             726,615
                                                                               ------------        ------------        ------------
          Net Cash Used In Investing Activities                                 (31,848,500)        (70,039,274)        (21,219,469)
                                                                               ------------        ------------        ------------

The accompanying notes are an integral part of these consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                                 2000                  1999                1998
                                                                              ------------         ------------         ------------
Cash Flows From Financing Activities
   Net increase in demand deposits, NOW accounts,
    savings accounts, and money market deposits                                  7,285,511           20,704,232           23,024,696
   Net increase in certificates of deposit                                      20,886,355            2,261,089            4,132,578
   Net increase/(decrease) in FHLB borrowing                                    (8,075,000)          18,200,000                    -
   Issuance of Bancorp obligated mandatorily
    redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures                         10,000,000                    -                    -
   Stock options exercised, net of tax effect                                      389,161              387,640              516,538
   Stock issued through 401(K) plan                                                    611              142,945               83,848
   Cash paid in lieu of fractional shares                                                -               (1,402)                   -
                                                                              ------------         ------------         ------------
         Net Cash Provided By Financing Activities                              30,486,638           41,694,504           27,757,660
                                                                              ------------         ------------         ------------

Net (Increase)/Decrease in Cash and Cash Equivalents                             2,949,834          (25,917,580)           9,906,458
Cash and Cash Equivalents, Beginning of Year                                    13,971,280           39,888,860           29,982,402
                                                                              ------------         ------------         ------------
Cash and Cash Equivalents, End of Year                                        $ 16,921,114         $ 13,971,280         $ 39,888,860
                                                                              ============         ============         ============

Supplemental Disclosure of Cash Flows Information
   Cash paid for interest                                                     $  1,196,226         $  3,598,157         $  2,744,913
                                                                              ============         ============         ============
   Cash paid for taxes                                                        $  1,210,000         $    769,986         $  1,289,245
                                                                              ============         ============         ============
Non-Cash Investing Activities
   Net change in accumulated other comprehensive income                       $  1,852,175         $    881,001         $     61,402
                                                                              ============         ============         ============
   Transfer from loans to OREO                                                $    135,947         $    548,758         $    268,601
                                                                              ============         ============         ============
   Origination of loans to facilitate OREO                                    $          -         $    175,800         $    752,440
                                                                              ============         ============         ============
   Transfer from investments held-to-maturity to
   available-for-sale                                                         $          -         $  1,065,000         $          -
                                                                              ============         ============         ============
Non-Cash Financing Activities
   Tax effect of stock options exercised                                      $     25,851         $    310,090         $          -
                                                                              ============         ============         ============

Supplemental Disclosure
   Net change in assets/liabilities due to acquisition
    Increase in interest-bearing deposits                                     $  4,950,000
                                                                              ============
    Increase in investments                                                   $  6,812,259
                                                                              ============
    Increase in net loans                                                     $ 35,678,924
                                                                              ============
    Increase in premises and equipment                                        $  1,414,229
                                                                              ============
    Increase in other real estate owned                                       $     90,000
                                                                              ============
    Increase in goodwill and other intangible assets                          $  5,711,007
                                                                              ============
    Increase in other assets                                                  $  1,070,318
                                                                              ============
    Increase in demand, money market and saving deposits                      $ 39,015,744
                                                                              ============
    Increase in certificates of deposits                                      $ 10,570,707
                                                                              ============
    Increase in other liabilities                                             $    586,005
                                                                              ============

The accompanying notes are an integral part of these consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #1 - Summary of Significant Accounting Policies

The accounting and reporting policies of Business Bancorp and subsidiaries (the "Bancorp") conform to generally accepted accounting principles and to general practice within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

A.   Principles of Consolidation
     ---------------------------

     The consolidated financial statements include the Bancorp and it's wholly owned subsidiaries, Business Bank of California (the "Bank") and Business Capital Trust I. All significant intercompany balances and transactions have been eliminated.

B.   Nature of Operations
     --------------------

     Business Bancorp, a bank holding company, was incorporated on January 21, 2000 in the State of California for the purpose of acquiring and holding all of the outstanding stock of the Bank. Business Capital Trust I, a statutory business trust, was incorporated on March 10, 2000 in the State of Delaware for the purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by the Bancorp. The Bank has been organized as a single operating segment and operates eight branches in the Inland Empire region of Southern California and provides a variety of financial services to individuals and small-to-medium size businesses. The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans.

C.   Use of Estimates
     ----------------

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans. In connection with the determination of the allowances for losses on loans and foreclosed real estate, management obtains independent appraisals for significant properties.

     While management uses available information to recognize losses on loans and foreclosed real estate, future additions to the allowances may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowances for losses on loans and foreclosed real estate. Such agencies may require the Bank to recognize additions to the allowances based on their judgments about information available to them at the time of their examination. Because of these factors, it is reasonably possible that the allowances for losses on loans and foreclosed real estate may change.

D.   Cash and Cash Equivalents
     -------------------------

     For the purpose of the statements of cash flows, cash and cash equivalents includes cash and due from banks, cash items in transit, and Federal funds sold balances as of the year-end. Generally, Federal funds are sold for one-day periods.

     Banking regulations require that all banks maintain a percentage of their deposits as reserves in use or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2000.

     The Bank maintains amounts due from banks that may periodically exceed Federally insured limits. The Bank has not

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

     Note #1 - Summary of Significant Accounting Policies, Continued

     experienced any losses in these accounts.

E.   Interest-bearing Deposits in Banks
     ----------------------------------

     Interest-bearing deposits in banks mature within one year and are carried at cost.

F.   Investment Securities and Mortgage-Backed Securities
     ----------------------------------------------------

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt, equity and mortgage backed securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt, equity and mortgage-backed securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

G.   Loans and Interest on Loans
     ---------------------------

     Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. The Bank recognizes loan origination fees as income over the term of the loan.

     The Bank adopted SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan." The statement generally requires those loans identified as "impaired" to be measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

     Loans are placed on nonaccrual when a loan is specifically determined to be impaired or when principal or interest is delinquent for 90 days or more. Any unpaid interest previously accrued on those loans is reversed from income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Interest payments received on such loans are applied as a reduction of the loan principal balance.

H.   Loans Held for Sale
     -------------------

     Loans held for sale are carried at the lower of aggregate cost or market, which is determined by the specific value in the commitments. Net unrealized losses, if any, are required through a valuation allowance by charges to income.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #1 - Summary of Significant Accounting Policies, Continued

I.   Provision and Allowance for Loan Losses
     ---------------------------------------

     The allowance for loan losses (ALLL) is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change in the near term.

     The Bank's ALLL is established through a multi-step process that is reviewed and updated quarterly. It begins with Management reviewing each individual classified or criticized loan in detail, evaluating the adequacy of collateral, payment record, current loan status and borrower financial capacity. A loan loss reserve is assigned each classified and criticized loan from this quarterly review based upon the specifics of the loan's circumstances such as updated collateral value, borrower's or guarantor's financial capacity, payment record and recent conversations with the borrower. Additionally, each quarter the Bank updates its eight-quarter loan loss migration analysis to derive a rolling, 2-year loan loss experience percentage by loan category. Management's risk assessment consists of a variety of factors. These factors are considered for all periods and are not optional. The factors include items such as: changes in lending policies & procedures, changes in national/local economic conditions, changes in the nature & volume of the portfolio, changes in experience, ability & depth of lending staff, changes in past dues, classified & non-accruals, changes in quality of loan review systems, existence & effect of concentrations, as well as the effect of external factors (competition, legal, regulatory, etc.). Although all of these factors are consistently considered and applied, the combined management risk assessment has a relatively nominal effect on the provision and allowance. These factors are considered and evaluated, but do not readily determine the provision or allowance. The resulting loan loss factor of each loan category is then applied to the existing loan portfolio by category and added to the loan loss reserve total from the review of the criticized and classified loans to conclude a total allowance for loan and lease losses. The Bank also applies a regulatory reasonableness test in determining both the current provision as well as the overall allowance. The test begins by using a three year weighted average net charge-offs to beginning total loans, with the highest weight being placed on the most current year. The calculated weighting is then applied to non-classified loans. Classified loans (Substandard, Doubtful, and Loss) are also risk weighted to determine an allowance amount. The risk weighted totals for the classified and non-classified assets are then added together to determine the regulatory reasonableness amount. In summary, this is a "quick and dirty" migration analysis that is used to test the allowance for reasonableness. This test is not used as a "driver" of the allowance.

     Specific loan pools by type are assigned an appropriate reserve factor based upon the Bank's historical charge off experience or a minimum floor, whichever is greater, and then factors are adjusted for current conditions. The Bank then applies the minimum percentage reserve factors in determining the allowance for loan losses. These reserve factors have floors that range from 0.40% to 0.80% depending on the particular loan category. The Bank's quarterly ALLL breaks down the Bank's total loan portfolio by component parts (classified loans, criticized loans and pass loans) and further differentiates by loan categories (commercial loans, consumer loans, etc.). Specific loan circumstances are reviewed together with broader total historical loan loss experience which may be further impacted by Management's evaluation of internal and external factors. Accordingly, changes in asset quality can have a beneficial impact to one component of the ALLL without unduly influencing the other components.

J.   Premises and Equipment
     ----------------------

     Premises and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, which range from three to thirty years. Depreciation expense was $730,220, $625,220 and $561,257 for the years ended December 31, 2000,
     1999, and 1998, respectively.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #1 - Summary of Significant Accounting Policies, Continued

K.   Goodwill and Core Deposit Intangible Purchased
     ----------------------------------------------

     Goodwill represents the excess of the cost of assets purchased, during 2000 and 1997, over the fair value of their net assets at dates of acquisition and is being amortized on the straight-line method over fifteen years and ten years, respectively. Amortization expense charged to operations for 2000, 1999 and 1998 was $270,686, $156,783 and $165,557, respectively.

     Core deposit intangibles purchased during 1997 and 1994 are amortized on a straight-line method over fifteen years and ten years, respectively. Amortization expense charged to operations was $130,159 for each of the years in the three-year period ended December 31, 2000.

L.   Loan Sales and Servicing
     ------------------------

     Gains and losses from the sale of participating interests in loans guaranteed by the Small Business Administration (SBA) are recognized based on the premium received or discount paid and the cost basis of the portion of the loan sold. The cost basis of the portion of the loan sold was arrived at by allocating the total cost of each loan between the guaranteed portion of the loan sold and the unguaranteed portion of the loan retained, based on their relative fair values. The book value allocated to the unguaranteed portion of the loan, if less than the principal amount, is recorded as a discount on the principal amount retained. The discount is accreted to income over the remaining estimated life of the loan. The Bank retains the servicing on the portion of the loans sold and recognizes income on the servicing fees that are received.

M.   Income Taxes
     ------------

     Provisions for income taxes are based on amounts reported in the statements of income (after exclusion of non-taxable income such as interest on state and municipal securities) and include deferred taxes on temporary differences in the recognition of income and expense for tax and financial statement purposes. Deferred taxes are computed on the liability method as prescribed in SFAS No. 109, "Accounting for Income Taxes."

N.   Other Real Estate Owned
     -----------------------

     Other real estate owned, which represents real estate acquired by foreclosure, is recorded at the lesser of the outstanding loan balance or the fair value less selling costs of the property at the time of foreclosure. Any valuation adjustments required at the time of foreclosure are charged to the allowance for loan losses. Any subsequent valuation adjustments, operating expenses or income, and gains and losses on disposition of such properties are recognized in current operations.

O.   Advertising
     -----------

     Advertising costs are charged to expense during the year in which they are incurred.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #1 - Summary of Significant Accounting Policies, Continued

P.   Earning Per Shares (EPS)
     ------------------------

     Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Bancorp.

Q.   Stock-Based Compensation
     ------------------------

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bancorp has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The pro forma effects of adoption are disclosed in Note #13.

R.   Comprehensive Income
     --------------------

     Beginning in 1998, the Bank, and then upon reorganization in 2000, the Bancorp, adopted SFAS No. 130, "Reporting Comprehensive Income," which requires the disclosure of comprehensive income and its components. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Bancorp.

S.   Accounting for Business Capital Trust I
     ---------------------------------------

     Business Capital Trust I is a statutory business trust created for the sole purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by Business Bancorp.

     For financial reporting purposes, Business Capital Trust I is treated as a subsidiary of Business Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Bancorp. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption, "Bancorp Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For financial reporting purposes, the Bancorp records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

T.   Current Accounting Pronouncements
     ---------------------------------

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This new standard was originally effective for 2000. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." This Statement establishes the effective date of SFAS No. 133 for 2001 and is not expected to have a material impact on the Bancorp's consolidated financial statements.

U.   Reclassifications
     -----------------

     Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with the 2000 presentation.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #2 - Investment Securities

At December 31, 2000 and 1999, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

Available-for-Sale Securities
-----------------------------

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2000 and 1999, were as follows:

                                                                        December 31, 2000
                                          ------------------------------------------------------------------------------
                                                                    Gross              Gross
                                              Amortized          Unrealized          Unrealized
                                                 Cost               Gains              Losses            Fair Value
                                          ------------------   ---------------    ----------------   -------------------
Municipal agencies                        $       22,058,162   $     1,041,766    $       (105,283)  $        22,994,645
Mortgage backed securities                        61,639,744           732,000             (38,636)           62,333,108
Corporate bonds                                    5,735,910            46,054             (20,423)            5,761,541
                                          ------------------   ---------------    ----------------   -------------------
             Total                        $       89,433,816   $     1,819,820    $       (164,342)  $        91,089,294
                                          ==================   ===============    ================   ===================

                                                                        December 31, 1999
                                          -----------------------------------------------------------------------------
                                                                    Gross              Gross
                                              Amortized           Unrealized         Unrealized
                                                 Cost               Gains              Losses            Fair Value
                                          ------------------   ---------------    ---------------    ------------------
Municipal agencies                        $       12,647,483   $        14,744    $      (699,438)   $       11,962,789
Mortgage backed securities                        69,017,559            93,557           (779,738)           68,331,378
Corporate bonds                                    2,043,988                 -            (43,988)            2,000,000
                                          ------------------   ---------------    ---------------    ------------------
             Total                        $       83,709,030   $       108,301    $    (1,523,164)   $       82,294,167
                                          ==================   ===============    ===============    ==================

Held-to-Maturity Securities
---------------------------

The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2000 and 1999, were as follows:

                                                                          December 31, 2000
                                               -------------------------------------------------------------------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized
                                                     Cost              Gains             Losses           Fair Value
                                               -----------------   ---------------   ---------------   -----------------
U.S. Treasury notes                            $       1,005,231   $           389   $             -   $       1,005,620
                                               =================   ===============   ===============   =================

                                                                          December 31, 1999
                                               -------------------------------------------------------------------------
                                                                       Gross             Gross
                                                  Amortized          Unrealized        Unrealized
                                                     Cost              Gains             Losses           Fair Value
                                               -----------------   ---------------   ---------------   -----------------
U.S. Treasury notes                            $       1,012,076   $             -   $        (9,576)  $       1,002,500
                                               =================   ===============   ===============   =================

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #2 - Investment Securities, Continued

The amortized cost and fair values of investment securities available-for-sale and held-to-maturity at December 31, 2000, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                 December 31, 2000
                                               -----------------------------------------------------------------------------------
                                                             Securities                                  Securities
                                                          Held-to-Maturity                           Available-for-Sale
                                               ---------------------------------------- ------------------------------------------
                                                   Amortized                                 Amortized
                                                      Cost             Fair Value               Cost                Fair Value
                                               ------------------  -------------------  --------------------  --------------------
Amounts maturing in
      One year or less                         $        1,005,231  $         1,005,620  $         10,424,493  $         10,542,034
      After one year through five years                         -                    -            45,275,631            45,786,438
      After five years through ten years                        -                    -            12,056,053            12,150,376
      After ten years                                           -                    -            21,677,639            22,610,446
                                               ------------------  -------------------  --------------------  --------------------
                                               $        1,005,231  $         1,005,620  $         89,433,816  $         91,089,294
                                               ==================  ===================  ====================  ====================

Proceeds from sales and maturities of investment securities available-for-sale during 2000, 1999, and 1998 were $15,614,594, $4,904,367, and $13,607,417, respectively. In 2000, gross gains and gross losses on those sales were $81,889 and $38,568, respectively. In 1999, gross gains and gross losses on those sales were $2,200 and $88,659, respectively. In 1998, gross gains on those sales were $6,822; there were no gross losses. Proceeds from principal reductions of mortgage-backed securities in 2000, 1999, and 1998 were $8,649,254 and $6,134,290, $61,257, respectively

During 2000, there were no sales of held-to-maturity investment securities. Proceeds from sales of held-to-maturity investment securities during 1999 were $5,391,472. There were no sales of held-to-maturity investment securities during 1998. Amortized cost for the held-to-maturity investment securities sold, during 1999, were $3,838,257. In 1999, gross gains and gross losses on those sales were $46,751 and $58,333, respectively. There were no transfers of held-to-maturity investment securities to available-for-sale investment securities during 2000. Amortized cost for held-to-maturity investment securities transferred to available-for-sale investment securities during 1999 were $1,066,043, resulting in an unrealized gain of $1,043. There were no transfers in 1998. There were no maturities of investment securities held-to-maturity during 2000. Proceeds from maturities of investment securities held-to-maturity during 1999 and 1998 were $1,055,000 and $8,925,067, respectively. There were no gains or losses recognized.

During 1999, the Bank sold off the majority of the held-to-maturity investment securities, with the remaining investments transferred to the available-for-sale portfolio to comply with SFAS 115. The sale and subsequent transfer was affected by a change of the investment policy of the Bank's management.

Included in stockholders' equity at December 31, 2000, 1999, and 1998 are $974,176 of net unrealized gains (net of $681,302 estimated tax expense), $877,999 of net unrealized losses (net of $536,865 estimated tax benefit), and $3,002 of net unrealized gains (net of $2,174 estimated tax expense), respectively, in investment securities available-for-sale.

Securities having a carrying value of $68,235,184 and $81,701,686 and a market value of $69,623,035 and $81,236,888 at December 31, 2000 and 1999,
respectively, were pledged to secure treasury, tax and loan items and public monies, as required by law, and for other purposes.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #3 - Loans

The composition of the loan portfolio at December 31, 2000 and 1999, was as follows:

                                                                                      2000                   1999
                                                                              --------------------  --------------------
Real estate                                                                   $       120,832,081   $         77,477,402
Commercial                                                                             37,448,224             29,249,502
Installment                                                                            12,703,032              7,514,696
All other (including overdrafts)                                                        1,543,313              1,246,097
                                                                              -------------------   --------------------
                                                                                      172,526,650            115,487,697
Less: Unearned income                                                                  (1,078,892)              (794,338)
                                                                              -------------------   --------------------
        Loans, Net of Unearned Income                                         $       171,447,758   $        114,693,359
                                                                              ===================   ====================

Loans held for sale                                                           $         8,920,136   $          1,689,783
                                                                              ===================   ====================

At December 31, 2000 and 1999, the Bank had loans amounting to approximately $999,000 and $477,000, respectively, that were specifically classified as impaired. The allowance for loan losses related to impaired loans amounted to approximately $0 and $141,000 at December 31, 2000 and 1999, respectively. Average recorded investment in impaired loans amounted to approximately $198,000 and $842,000 during 2000 and 1999, respectively. The following is a summary of cash receipts on these loans and how they were applied in 2000 and 1999:

                                                                               2000           1999             1998
                                                                          -------------   -------------    -------------
Cash receipts applied to reduce principal balance                         $       9,702   $     147,953    $      30,226
Cash receipts recognized as interest income                                         269           1,717           24,861
                                                                          -------------   -------------    -------------
        Total Cash Receipts                                               $       9,971   $     149,670    $      55,087
                                                                          =============   =============    =============

At December 31, 2000 and 1999, the Bank had $0 and $8,710, respectively in loans past due 90 days or more in interest or principal and still accruing interest.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

                                                                           2000               1999               1998
                                                                     ---------------    ---------------    ---------------
Balance, Beginning of Year                                           $     1,241,733    $     1,439,308    $     1,773,390
Provision charged to expense                                                 255,000            180,000            150,000
Credit from merger                                                           464,825                  -                  -
Loans charged-off                                                           (275,812)          (562,481)          (634,599)
Recoveries                                                                   156,969            184,906            150,517
                                                                     ---------------    ---------------    ---------------
Balance, End of Year                                                 $     1,842,715    $     1,241,733    $     1,439,308
                                                                     ===============    ===============    ===============

                      BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #5 - Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

                                                                                            2000                  1999
                                                                                      ------------------   --------------------
Buildings and improvements                                                                 $  3,943,399           $  2,831,799
Furniture, equipment, and software                                                            4,279,618              3,681,696
                                                                                      ------------------   --------------------
                                                                                              8,223,017              6,513,495
Less:  accumulated depreciation and amortization                                             (4,100,058)            (3,470,710)
                                                                                      ------------------   --------------------
                                                                                              4,122,959              3,042,785
Land                                                                                          1,643,325                842,334
                                                                                      ------------------   --------------------
                                                                                           $  5,766,284           $  3,885,119
                                                                                      ==================   ====================


Note #6 - Other Assets

The following is a composition of other assets for the years ended December 31:

                                                                                           2000               1999
                                                                                     -----------------  -----------------
Cash surrender value of life insurance                                                   $  1,466,654        $   799,673
Investment in unconsolidated affiliate                                                        379,206            157,229
Prepaid expenses                                                                              568,647            610,081
Other                                                                                         660,815            607,031
                                                                                     -----------------  -----------------
                                                                                         $  3,075,322        $ 2,174,014
                                                                                     =================  =================

On November 27, 1998, the Bank acquired a forty-nine percent equity investment in Financial Data Solutions, Inc., an affiliate which provides a variety of data processing services to the financial services industry. This investment, which is accounted for using the equity method, amounted to $379,206 at December 31, 2000. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Bank's share of earnings or losses after the date of acquisition. The condensed results of operations and financial position of Financial Data Solutions, Inc. at December 31, 2000, are summarized as follows:

Condensed Results of Operations
Revenues                                                                                                     $ 1,440,299
Expenses                                                                                                      (1,787,285)
                                                                                                       ------------------
Net loss                                                                                                     $  (346,986)
                                                                                                       ==================
Condensed Financial Position
Total assets                                                                                                 $ 1,534,844
Total liabilities                                                                                            $   790,955

                      BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #7 - Income Taxes

The provision for income taxes is comprised of the following current and deferred amounts:

                                                                        2000               1999              1998
                                                                   ----------------   ----------------  ----------------
Federal Income Tax
      Current                                                          $ 1,002,920         $  714,270        $  925,800
      Deferred                                                            (286,560)          (174,739)          (22,922)
                                                                   ----------------   ----------------  ----------------
                                                                           716,360            539,531           902,878
                                                                   ----------------   ----------------  ----------------
State Franchise Tax
      Current                                                              444,630            305,729           331,050
      Deferred                                                             (66,190)            (4,233)           20,582
                                                                   ----------------   ----------------  ----------------
                                                                           378,440            301,496           351,632
                                                                   ----------------   ----------------  ----------------
           Total                                                       $ 1,094,800         $  841,027       $ 1,254,510
                                                                   ================   ================  ================

Deferred tax expense/(credits) result from timing differences in the recognition of revenues and expenses for tax and financial statement purposes. The sources of these differences and the tax effect of each are as follows:

                                                        2000                         1999                           1998
                                              --------------------------   --------------------------    --------------------------
                                                 Federal        State        Federal         State          Federal        State
                                              ------------  ------------   ------------  ------------    ------------  ------------
Tax effect of
Revenue and expenses recognized on a
 different basis for book than for tax
 purposes                                        $ (130,810)   $ (38,210)  $  (233,375)   $ (23,490)     $  (75,995)       $  3,661
Depreciation and amortization computed
 differently on tax returns than for
 financial statements                               (69,050)        (340)       (8,540)      (2,160)        (43,179)        (13,766)
Provision for loan loss deduction in tax
 return less than amount charged for
 financial statement purposes                       (86,700)     (27,640)       67,176       21,417          96,252          30,687
                                               ------------  -----------   -----------  -----------     -----------      ----------
           Total                                 $ (286,560)   $ (66,190)  $  (174,739)   $  (4,233)     $  (22,922)       $ 20,582
                                               ============  ===========   ===========  ===========     ===========      ==========

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #7 - Income Taxes, Continued

As a result of the following items, the total tax expense for 2000 and 1999, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes and extraordinary item:

                                                 2000                             1999                            1998
                                     ------------------------------   ----------------------------- --------------------------------
                                                       Percent of                      Percent of                       Percent of
                                                         Pretax                          Pretax                           Pretax
                                         Amount          Income           Amount         Income          Amount           Income
                                     ----------------  ------------   ---------------  ------------ -----------------  -------------
Federal rate                              $1,143,910       34.0 %          $ 945,653       34.0 %        $ 1,057,889         34.0 %
Changes due to State Franchise tax,
  net of Federal tax benefit                 249,770        7.4              198,987        7.1              232,077          7.5
Exempt interest                             (321,460)      (9.6)            (172,380)      (6.2)             (60,796)        (2.0)
Other                                         22,580        0.7             (131,233)      (4.7)              25,340          0.8
                                     ---------------   --------       --------------   --------     ----------------   ----------
                                          $1,094,800       32.5 %          $ 841,027       30.2 %        $ 1,254,510         40.3 %
                                     ===============   ========       ==============   ========     ================   ==========

Net deferred tax assets are determined from the following cumulative timing differences between book and tax return recognition as of December 31, 2000 and 1999:


                                                        2000          1999
                                                    ------------   ----------

Deferred Tax Assets
  Allowance for loan losses                         $  270,000    $    84,000
  Other real estate                                     84,000         83,000
  Deferred income                                      380,000        327,000
  State taxes                                           37,000          3,000
  Accruals not currently deductible                    344,000         38,000
  Other                                                 13,862          4,000
  Valuation allowance for investment securities              -        536,000
                                                    ----------    -----------
                                                     1,128,862      1,075,000

Deferred Tax Liabilities
  Valuation allowance for investment securities       (681,000)       (22,000)
                                                    ----------    -----------
          Net Deferred Tax Assets                   $  447,862    $ 1,053,000
                                                    ==========    ===========

No valuation allowance has been established because, in management's judgment, all deferred tax assets are likely to be realized.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #8 - Certificates of Deposit

At December 31, 2000, the scheduled maturities of time deposits are as follows:

     Year Ending
    December 31,
----------------------
          2001                                     $ 63,902,209
          2002                                        2,344,660
          2003                                          296,437
          2004                                           49,839
          2005                                            1,184
       Thereafter                                        12,056
                                             -------------------
          Total                                    $ 66,606,385
                                             ===================

Note #9 - Federal Home Loan Bank (FHLB) Advances and Other Borrowings

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in the FHLB and certain mortgage-backed securities. FHLB advances of $10,125,000 at December 31, 2000 mature in 2000 and bear interest at a weighted-average rate of 5.96 percent. FHLB advances of $18,200,000 at December 31, 1999 matured in 2000 and bore interest at a weighted average rate of 6.10 percent.

Note #10 - Mandatorily Redeemable Preferred Securities of Subsidiary

On March 23, 2000, Business Capital Trust I, a wholly owned subsidiary of Business Bancorp, issued $10,000,000 of 10.875% Cumulative Trust Preferred Securities. Business Capital Trust I invested the gross proceeds of $10,000,000 from the offering in the junior subordinated debentures issued by Business Bancorp. The subordinated debentures were issued concurrent with the issuance of the Trust Preferred Securities. Business Bancorp will pay the interest on the junior subordinated debentures to Business Capital Trust I, which represents the majority of revenues and the primary source of dividend distributions by Business Capital Trust I to the holders of the Trust Preferred Securities. Business Bancorp has guaranteed, on a subordinated basis, payment of Business Capital Trust I's obligations. Business Bancorp has the right, assuming no default has occurred, to defer payments of interest on the junior subordinated debentures at any time for a period not to exceed ten consecutive semi-annual periods. The Trust Preferred Securities will mature on March 23, 2030, but can be called after March 23, 2010.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #11 - Commitments and Contingencies

The Bank leases, from nonaffiliates, the land on which a branch building is located through September 30, 2002, with options to extend the lease to 2022. The lease rate is subject to adjustment proportional to changes in the consumer price index. However, the monthly rate shall not fall below $2,200. The Bank has also entered into leases for three additional branch buildings. The Bank leases an administrative center from a nonaffiliate, through July 31, 2001. The Bank has entered into a ten year lease commencing June 1, 2001 which will replace the aforementioned administrative center. The future minimum annual rental payments (excluding property taxes and insurance) under these leases are as follows at December 31, 2000:

    Year Ending
    December 31,                                              Amount
---------------------                                     ----------------
        2001                                                  $   307,375
        2002                                                      325,185
        2003                                                      329,862
        2004                                                      313,069
        2005                                                      299,920
     Thereafter                                                 1,339,594
                                                          ----------------
       Total                                                  $ 2,915,005
                                                          ================

The above information is given for the existing lease commitments and is not a forecast of future rental expense. The total rental expenditure by the Bank was $230,287, $198,596 and $185,162 for 2000, 1999 and 1998, respectively.

The Bancorp is involved in various litigation. In the opinion of Management and the Bancorp's legal counsel, the disposition of the litigation pending will not have a material effect on the Bancorp's consolidated financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2000, the Bank had commitments to extend credit of approximately $68,503,610 including standby letters of credit of approximately $1,277,770.

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Bank evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained if deemed necessary by the Bank upon extension of credit is based on management's credit evaluation. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, income-producing commercial properties, residential properties and properties under construction.

Standby letters of credit are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

Note #12 - Stock Split

On July 21, 1999, the Board of Directors approved a five-for-four stock split of its common stock. For purposes of calculating earnings per share, the stock split has been applied retroactively.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #13 - Stock Option Plan

The Bancorp's incentive stock option and nonqualified plan ratified by the stockholders in 1994 and amended in 1997 provides for issuance of up to 612,956 shares (after giving retroactive effect for a five-for-four stock split in 1999 and a 20% stock dividend in 1996) of the Bancorp's unissued common stock to be granted to certain officers, key employees and directors at prices not less than the fair market value of such shares at the dates of grant, with an option's maximum term as ten years.

The Bancorp applies APB Opinion No. 25 and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation costs for the plan been determined based on the fair value at the grant dates consistent with the method of SFAS 123, net income for 2000 would have been reduced by $72,467, net of taxes, resulting in earnings per share of $1.10 and dilutive earnings per share of $1.09. In 1999, net income would have been reduced by $77,826, net of taxes, resulting in earnings per share of $.95 and dilutive earnings per share of $.93. In 1998, net income would have been reduced by $34,797, net of taxes, resulting in earnings per share of $.95 and dilutive earnings per share of $.91.

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2000, 1999 and 1998, respectively; risk-free rates of 5.14%, 6.58%, and 4.63% dividend yield of zero percent for all years, volatility of 40%, 35%, and 35%, and expected life of seven years for all years.

A summary of the status of the Bancorp's fixed stock option plan as of December 31, 2000, 1999 and 1998, and changes during the years ending on those dates is presented below:

                                            2000                                            1999
                           -----------------------------------------  -------------------------------------------
                                 Number of Shares        Weighted            Number of Shares          Weighted
                           ---------------------------                -----------------------------
                           Available                      Average      Available                       Average
                              For                        Exercise         For                          Exercise
                            Granting     Outstanding       Price        Granting     Outstanding        Price
                           -----------  --------------  ------------  ------------- ---------------  ------------
Outstanding,
  beginning of year            225,070         374,222      $  8.89        247,070         365,886       $   8.55

Granted                        (33,750)         33,750      $ 10.31        (26,875)         26,875       $   8.64

Exercised                            -         (50,836)     $  7.15              -         (13,664)      $   5.68

Cancelled                        2,500          (2,500)     $  8.40          4,875          (4,875)      $   8.73
                            -----------  --------------               ------------- ---------------
Outstanding, end of year       193,820         354,636      $  9.34        225,070         374,222       $   8.77
                            ===========  ==============               ============= ===============



Options exercisable
  at year-end                              231,315                                     210,839
Weighted-average fair
  value of options granted
  during the year                       $     2.48                                   $    3.12


                                              1998
                            ---------------------------------------
                                  Number of Shares       Weighted
                            ----------------------------
                             Available                    Average
                                For                      Exercise
                             Granting      Outstanding     Price
                            ------------  -------------- ----------
Outstanding,
  beginning of year             277,949         451,878   $   7.01

Granted                         (89,375)         89,375   $  11.06

Exercised                             -        (116,871)  $   8.80

Cancelled                        58,496         (58,496)  $   6.59
                            ------------  --------------
Outstanding, end of year        247,070         365,886   $   8.55
                            ============  ==============



Options exercisable
  at year-end                              218,786
Weighted-average fair
  value of options granted
  during the year                       $     2.98

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #13 - Stock Option Plan, Continued

A summary of the options outstanding and exercisable as of December 31, 2000, 1999 and 1998 is presented below:

                                                          2000
-------------------------------------------------------------------------------------------------------------------------
                                              Options Outstanding                              Options Exercisable
                           --------------------------------------------------------    ----------------------------------
                                                                      Weighted
        Range of               Number             Average              Average             Number
        Exercise             Outstanding          Life In             Exercise           Outstanding           Average
          Price               12/31/00             Years                Price             12/31/00              Price
----------------------     ----------------      -----------       ----------------    ----------------      ------------
 $        5.56                       7,196              0.71       $           5.56               7,200      $       5.56

 $         7.8                      36,000              5.77       $           7.80              28,800      $       7.80

 $      8.40-9.20                  162,065              6.61       $           8.93             151,065      $       8.97

 $     10.80-11.20                  88,750              7.38       $          11.07              37,000      $      11.06

 $      9.75-10.20                  26,875              8.70       $           9.91               7,250      $       9.98

 $      9.55-11.00                  33,750              9.56       $          10.31                   -
                           ----------------                                            ----------------
                                   354,636              7.04       $           9.49             231,315      $       9.08
                           ================                                            ================


                                                          1999
-------------------------------------------------------------------------------------------------------------------------
                                              Options Outstanding                              Options Exercisable
                           --------------------------------------------------------    ----------------------------------
                                                                      Weighted
        Range of               Number             Average              Average             Number
        Exercise             Outstanding          Life in             Exercise           Outstanding           Average
          Price               12/31/99             Years                Price             12/31/99              Price
----------------------     ----------------      -----------       ----------------    ----------------      ------------
  $     5.56-5.67
                                    24,271              4.62       $           5.63              24,271      $       5.63
  $       7.80
                                    36,000              6.77       $           7.80              20,160      $       6.77
  $     7.90-9.20
                                   198,326              7.54       $           8.75             147,158      $       8.77
  $    10.80-11.20
                                    88,750              8.39       $          11.07              19,250      $      11.05
  $    9.75-10.20
                                    26,875              9.70       $           8.64                   -
                           ----------------                                            ----------------
                                   374,222              7.63       $           9.09             210,839      $       8.53
                           ================                                            ================

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


                                                           1998
--------------------------------------------------------------------------------------------------------------------------------
                                              Options Outstanding                                    Options Exercisable
                            -----------------------------------------------------------  ---------------------------------------
                                                                         Weighted
         Range of                 Number             Average             Average               Number
         Exercise              Outstanding           Life in             Exercise            Outstanding            Average
           Price                 12/31/98             Years               Price               12/31/98               Price
     ------------------     -------------------   ---------------   -------------------  --------------------   ----------------
   $     5.21-5.56                       18,864              3.68   $             5.34                18,864     $         5.34

   $       5.66                          17,075              6.85   $             5.66                17,075     $         5.66

   $     7.80-7.90                       69,757              7.99   $             7.85                48,157     $         7.86

   $     8.40-9.20                      170,815              8.61   $             8.90               132,565     $         9.05

   $    10.80-11.20                      89,375              9.39   $            11.06                 2,125     $        10.86
                             -------------------                                          -------------------
                                        365,886              8.34   $             7.50               218,786     $         8.22
                             ===================                                          ===================

Note #14 - Other Operating Expenses

The following is a composition of other operating expenses for the years ended December 31:

                                                                        2000              1999               1998
                                                                   ----------------  ----------------   ----------------
Advertising and promotion                                          $       489,875   $       285,940    $       242,090
Insurance and assessments                                                  187,148           123,959            118,139
Data processing                                                            946,958           682,773            406,498
Amortization of goodwill and other intangible assets                       400,845           286,942            295,716
Stationery and supplies                                                    400,855           290,847            266,282
Professional                                                               597,223           439,670            352,989
Office                                                                     437,074           426,772            420,289
Administrative                                                             964,058           783,485            722,370
Other real estate owned                                                    130,296           109,013            194,898
Other                                                                      473,420           346,398            307,474
                                                                   ----------------  ----------------   ----------------
                                                                   $     5,027,752   $     3,775,799    $     3,326,745
                                                                   ================  ================   ================


Note #15 - Deferred Directors' Fees

The Bancorp offers an option to its directors whereby they may choose to defer all or part of their fees into a market rate time certificate of deposit on their behalf. The Bank has no additional commitment or funding requirement for this arrangement.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 1999 AND 1998


Note #16 - Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                                  2000                        1999                          1998
                                    ---------------------------   ---------------------------   --------------------------
                                       Income         Shares         Income        Shares          Income        Shares
                                    ------------    -----------   ------------   ------------   ------------   -----------
Net Income as Reported               $ 2,269,664                   $ 1,940,305                   $ 1,856,928
Shares Outstanding at Year End                       2,026,869                     1,975,961                     1,948,969
Impact of Weighting Shares
 Purchased During the Year                             (31,317)                      (20,287)                      (25,370)
                                    ------------    ----------    ------------   -----------    ------------   -----------
     Used in Basic EPS                 2,269,664     1,995,552       1,940,305     1,955,674       1,856,928     1,923,599
Dilutive Effect of Outstanding
 Stock Options                                          20,093                        41,592                        78,808
                                    ------------    ----------    ------------   -----------    ------------   -----------
     Used in Dilutive EPS            $ 2,269,664     2,015,645     $ 1,940,305     1,997,266     $ 1,856,928     2,002,407
                                    ============    ==========    ============   ===========    ============   ===========

Note #17 - Profit Sharing Plan

In 1990 the Bank sponsored a defined contribution section 401(K) profit sharing plan that covers all eligible employees. In 2000, contributions to the plan were based upon an amount equal to 50% of each participant's eligible contribution for the plan year not to exceed 6% of the employee's compensation. Future contributions are at the discretion of management and the board of directors. The Bank contributed $135,416 and $106,918 to the Plan for 2000 and 1999, respectively.

Note #18 - Other Real Estate Owned

As discussed in Note #1N, Other Real Estate Owned is carried at the lesser of the outstanding loan balance or estimated fair value of the real estate less selling costs. An analysis of the transactions for the years ended December 31 is as follows:

                                                                 2000               1999
                                                           ----------------   ----------------
Balance, Beginning of Year                                      $ 1,036,227        $ 1,068,987
Additions                                                           225,946            560,586
Sales                                                              (692,833)          (554,990)
Valuation adjustment and other reductions                           (64,586)           (38,356)
                                                           ----------------    ---------------
Balance, End of Year                                            $   504,754        $ 1,036,227
                                                           ================    ===============

The balances at December 31, 2000 and 1999 are shown net of reserve.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 1999 AND 1998


Note #19 - Reserve for Losses on Other Real Estate Owned

Transactions in the reserve for other real estate owned are summarized for the years ended December 31:

                                                                   2000            1999             1998
                                                                ------------    ------------     ------------
Balance, Beginning of Year                                         $ 203,696       $ 317,389        $ 305,797
Provision charged to other expense                                    64,586          38,356          278,159
Charge-offs and other reductions                                     (59,617)       (152,049)        (266,567)
                                                                ------------    ------------     ------------
Balance, End of Year                                               $ 208,665       $ 203,696        $ 317,389
                                                                ============    ============     ============

Note #20 - Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank's normal lending and deposit policies.

An analysis of the activity with respect to aggregate loans to related parties during 2000 and 1999 is as follows:

                                                                     2000              1999
                                                               -------------       -------------
Outstanding Balance, beginning of year                           $ 2,840,209         $ 1,119,866
Credit granted, including renewals                                 1,829,814           2,695,226
Repayments                                                        (1,305,877)           (974,883)
                                                               -------------       -------------
Outstanding Balance, end of year                                 $ 3,364,146         $ 2,840,209
                                                               =============       =============

Undisbursed loan amounts to related parties amounted to $1,071,888 and $1,667,297 at December 31, 2000 and 1999, respectively.

At December 31, 2000, the Bank held deposits from related parties of $4,427,069.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 2000 1999 AND 1998


Note #21 - Servicing Assets

A summary of the changes in servicing assets follows:

                                                                       2000            1999
                                                                    ----------      ----------
Balance, Beginning of Year                                            $ 75,952        $ 65,958
Increase from loan sales                                                11,871          39,276
Amortization and other decreases charged to income                     (25,503)        (29,282)
                                                                    ----------      ----------
Balance, End of Year                                                  $ 62,320        $ 75,952
                                                                    ==========      ==========

The estimated fair value of the servicing assets approximated book value at December 31, 2000. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset. The amount of loans being serviced by the Bank for the benefit of others amounted to $12,600,134 and $14,406,293 for the years ended December 31, 2000 and December 31, 1999, respectively.

Note #22 - Salary Continuation Plan

On August 31, 2000 and December 4, 1997, the Bancorp acquired all of the assets and liabilities of Valley Merchants Bank and High Desert National Bank, respectively. As a result of the acquisitions, the Bancorp has salary continuation plans for certain key management personnel. The plans provide for payments for ten years and thirteen years, respectively, commencing within one month upon reaching age 69 or death. The salary continuation expense was $24,777, $33,082, and $45,082 for the years ended December 31, 2000, 1999, and
1998, respectively. The Bancorp is committed to pay $800,000 and $520,000, (on a future value basis) over the pay out periods on the plans.

Note #23 - Fair Value of Financial Instruments

Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998

Note #23 - Fair Value of Financial Instruments, Continued

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2000 and 1999. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                 2000                                       1999
                                               ----------------------------------------  -------------------------------------------
                                                     Carrying                                  Carrying
                                                      Amount             Fair Value             Amount               Fair Value
                                               --------------------- ------------------  --------------------- ---------------------
Assets
  Cash and cash equivalents                    $         16,921,114  $      16,921,114   $         13,971,280  $        13,971,280
  Interest-bearing deposits in other banks                3,364,000          3,364,000                      -                    -
  Investment securities                                  93,340,725         93,341,114             84,506,243           84,496,667
  Loans                                                 180,367,894        179,413,078            116,383,142          114,628,996
  Accrued interest receivable                             2,049,766          2,049,766              1,440,602            1,440,602


Liabilities
  Non-interest bearing deposits                          95,073,705         95,073,705             74,533,528           74,533,528
  Interest bearing deposits                             169,492,618        169,285,700            112,274,438          111,707,348
  Accrued interest payable                                1,196,226          1,196,226                387,290              387,290
  Other borrowings                                       10,125,000         10,125,473             18,200,000           18,200,000
  Bancorp obligated mandatorily redeemable
  preferred securities of subsidiary trust
  holding solely junior subordinated debentures          10,000,000          9,851,750                      -                    -

                                                     Notional          Cost to Cede            Notional             Cost to Cede
                                                      Amount             or Assume              Amount                or Assume
                                               --------------------- ------------------  --------------------- ---------------------
Off-balance Sheet Instruments
  Commitments to extend credit
    and standby letters of credit              $         69,781,380  $         697,814   $         45,592,000  $           455,920

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

 . Cash and Cash Equivalents
  -------------------------

  The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values due to the short-term nature of the assets.

 . Investment Securities
  ---------------------

  Fair values are based upon quoted market prices, where available.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #23 - Fair Value of Financial Instruments, Continued

 .  Loans
   -----

   For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying amounts. The fair values for other loans (for example, fixed rate commercial real estate and rental property mortgage loans and commercial and industrial loans) are estimated using discounted cash flow analysis, based on interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. Loan fair value estimates include judgments regarding future expected loss experience and risk characteristics. The carrying amount of accrued interest receivable approximates its fair value.

 .  Deposits
   --------

   The fair values disclosed for demand deposits (for example, interest-bearing checking accounts and passbook accounts) are, by definition, equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair values for certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of aggregated contractual maturities on such time deposits. The carrying amount of accrued interest payable approximates fair value.

 .  Off-balance Sheet Instruments
   -----------------------------

   Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note #24 - Regulatory Matters

A. Capital Requirements
   --------------------

   The Bancorp and Bank are subject to various regulatory capital requirements administered by Federal and state banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bancorp must meet specific capital guidelines that involve quantitative measures of the assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

   Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that the Bancorp and Bank exceed all capital adequacy requirements to which they are subject.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998


Note #24 - Regulatory Matters, Continued

As of January 12, 2001, the most recent notification from the Federal Deposit Insurance Corporation (FDIC) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well capitalized, the Bancorp must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bancorp's and the Bank's (Bank only for 1999) actual capital amounts and ratios (dollar amounts in thousands):

                                                                                  Amount of Capital Required
                                                                        ------------------------------------------------
                                                                          To Be Adequately               To Be
                                                  Actual Capital             Capitalized            Well Capitalized
                                              ------------------------  ----------------------   -----------------------
                                                 Amount       Ratio       Amount       Ratio       Amount       Ratio
                                              -------------  ---------  ------------   -------   ------------  ---------
As of December 31, 2000
Total capital to risk-weighted assets
  Business Bancorp                            $     25,528      11.8%   $    17,246      8.0%    $    21,558      10.0%
  Business Bank of California                       25,627      11.7%        17,507      8.0%         21,884      10.0%
Tier 1 capital to risk-weighted assets
  Business Bancorp                                  21,003       9.7%         8,623      4.0%         12,935       6.0%
  Business Bank of California                       23,784      10.9%         8,754      4.0%         13,130       6.0%
Tier 1 capital to average assets
  Business Bancorp                                  21,003       7.8%        10,739      4.0%         13,423       5.0%
  Business Bank of California                       23,784       7.9%        12,101      4.0%         15,126       5.0%

As of December 31, 1999
Total capital to risk-weighted assets         $     18,490      12.2%   $    12,095      8.0%    $    15,118      10.0%
Tier 1 capital to risk-weighted assets              17,248      11.4%         6,047      4.0%          9,071       6.0%
Tier 1 capital to average assets                    17,248       7.8%         8,793      4.0%         10,991       5.0%

B.  Dividend Restrictions
    ---------------------

    The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines limits the amount of dividends which the Bancorp and the Bank may pay.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998



Note #25 - Restatement of Financial Statements

The Bank restated its 1999 and 1998 financial statements for recognition of deferred tax assets previously reserved for as originally stated. The valuation reserve on deferred tax assets of $350,000 was recognized into a prior period which resulted in $350,000 of additional deferred tax assets and $350,000 of additional retained earnings for each of the reporting periods.

Note #26 - Acquisition

On August 31, 2000, the Bank acquired 100% of the outstanding common stock of Valley Merchants Bank (VMB) for $12,235,151 in cash. VMB had total assets of $56,696,599. The acquisition was accounted for using the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of VMB from the date of the acquisition. Goodwill arising from the transaction totaled $5,711,007 and is being amortized over fifteen years on a straight-line basis. The results of VMB's operations are included in those reported by the Bancorp beginning on September 1, 2000.

The following unaudited pro forma combined results of operations assumes that the acquisition occurred on January 1, 1999 and 2000, respectively (in thousands, except per share data):

                                                                                                 For the Year Ended
                                                                                                    December 31,
                                                                                               2000               1999
                                                                                          ----------------   ---------------
Revenues                                                                                        $  27,456          $ 21,708
Net income attributable to common shareholders                                                      2,726             2,149

Earnings per common share:
     Basic                                                                                       $   1.37          $   1.11
     Diluted                                                                                         1.35              1.07


These pro forma amounts are based upon certain assumptions and estimates which the Bancorp believes are reasonable. The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 2000, 1999 AND 1998



NOTE #27 - Condensed Financial Information of Parent Company Only

                            Condensed Balance Sheet

                                                                                      2000
                                                                                ----------------
Assets
   Cash and cash equivalents                                                       $    831,372
   Investment in subsidiaries, equity method                                         32,791,637
   Other assets                                                                         360,870
                                                                                 --------------
         Total Assets                                                              $ 33,983,879
                                                                                 ==============
Liabilities and Shareholders' Equity
    Trust preferred securities                                                       10,000,000
    Other liabilities                                                                   440,855
    Shareholders' equity                                                             23,543,024
                                                                                  -------------
         Total Liabilities                                                         $ 33,983,879
                                                                                  =============
                                    Condensed Statement of Income

Equity in undistributed income of Bank                                             $  2,840,022
Equity in undistributed income of Trust                                                   3,363
Interest on Trust Preferred Securities                                                 (873,368)
Other expenses                                                                         (159,443)
                                                                                   ------------
Income Before Income Taxes                                                            1,810,574

Income Tax Benefit                                                                      425,038
                                                                                   ------------
Net Income                                                                         $  2,235,612
                                                                                   ============

                       BUSINESS BANCORP AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      DECEMBER 31, 2000, 1999 AND 1998



NOTE #27 - Condensed Financial Information of Parent Company Only, Continued

                           Statements of Cash Flows

                                                                                                                2000
                                                                                                         ------------------
Cash Flows from Operating Activities
     Net income                                                                                                $  2,235,612
     Adjustments to reconcile net income to net cash
       used by operating activities:
          Equity in undistributed income of Bank                                                                 (2,840,022)
          Equity in undistributed income of Trust                                                                    (3,363)
          Net change in assets and liabilities                                                                      105,835
                                                                                                         ------------------

                  Net cash used by operating activities                                                            (501,938)
                                                                                                         ------------------

Cash Flows from Investing Activities
     Investment in subsidiaries                                                                                  (9,030,000)
                                                                                                         ------------------

                  Net cash used by investing activities                                                          (9,030,000)
                                                                                                         ------------------

Cash Flows from Financing Activities
     Proceeds from sale of common stock                                                                             363,310
     Proceeds from issuance of Trust Preferred Securities                                                        10,000,000
                                                                                                         ------------------

                  Net cash provided by financing activities                                                      10,363,310
                                                                                                         ------------------

Net Increase in Cash and Cash Equivalents                                                                           831,372
Cash and Cash Equivalents, Beginning of Year                                                                              -
                                                                                                         ------------------
Cash and Cash Equivalents, End of Year                                                                         $    831,372
                                                                                                         ==================

Supplemental Cash Flow Information
     Cash paid during the year for:

       Interest                                                                                                $    498,438
                                                                                                         ==================
       Taxes                                                                                                   $          -
                                                                                                         ==================

Supplemental Disclosures
     Net change in accumulated other comprehensive income                                                      $  2,221,550
                                                                                                         ==================
     Tax effect of stock options exercised                                                                     $     25,851
                                                                                                         ==================

                                   PART III
                                   --------

Item 9.   Directors, Executive Officers, Promoters and Control Persons;
-----------------------------------------------------------------------
Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

Item 10.  Executive Compensation
--------------------------------

Item 11.  Stock Ownership by Certain Beneficial Owners and Management
---------------------------------------------------------------------

Item 12.  Certain Relationships and Related Transactions
--------------------------------------------------------

         The information required by Items 9-12 listed above is contained in the Company's definitive Proxy Statement for the Company's 2001 Annual Meeting of Shareholders which the Company intends to file with the SEC within 120 days after the close of the Company's 2000 fiscal year in accordance with SEC Regulation 14A under the Securities Exchange Act of 1934. Such information is incorporated herein by this reference

Item 13.  Exhibits and Reports on Form 8-K
------------------------------------------

         (a)      Exhibits

         The Index to Exhibits appears on page 74 hereof.

         (b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of the Company's fiscal year ending December 31, 2000.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 25, 2001                     BUSINESS BANCORP,
                                          a California corporation


                                          By: /S/  Ruth E. Adell
                                              ------------------------------
                                              Ruth E. Adell
                                              Executive Vice President
                                                and Chief Administrative Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

                      Signature                                            Title                           Date
                      ---------                                            -----                           ----
/S/  D. William Bader                                       Director                                   March 25, 2001
-------------------------------------------------------
D. William Bader

/S/   Neal T. Baker                                         Director                                   March 25, 2001
-------------------------------------------------------
Neal T. Baker

/S/  William Cozzo                                          Director                                   March 25, 2001
-------------------------------------------------------
William Cozzo

/S/  John E. Duckworth                                      Chairman of the Board                      March 25, 2001
-------------------------------------------------------
John E. Duckworth

/S/  Alan J. Lane                                           President, Chief Executive Officer         March 25, 2001
-------------------------------------------------------
Alan J. Lane                                                and Director

/S/  Robert L. Nottingham                                   Director                                   March 25, 2001
-------------------------------------------------------
Robert L. Nottingham

/S/  John L. Riddell                                        Director and Corporate Secretary           March 25, 2001
-------------------------------------------------------
John L. Riddell

/S/  Arnold H. Stubblefield                                 Director                                   March 25, 2001
-------------------------------------------------------
Arnold H. Stubblefield

/S/  John L. Stubblefield                                   Director                                   March 25, 2001
-------------------------------------------------------
John L. Stubblefield

                               INDEX TO EXHIBITS
                               -----------------

                                                                                                    Page Number
                                                                                                   to Sequential
    Exhibit Table                                                                                    Numbering
   Reference Number                                      Item                                          System
   ----------------                                      ----                                      -------------
          3.1           Articles of Incorporation/1/

          3.2           Bylaws/1/

          4.1           Indenture dated as of March 23, 2000/1/
          10.1          Employment Agreement between the Bank and Alan J. Lane/1/
          10.2          Employment Agreement between the Bank and James W. Andrews/1/
          10.3          Employment Agreement between the Bank and Ruth E. Adell/1/
          10.5          Lease for Main Office/1/
          10.6          Sublease for Hesperia Branch/1/
          10.7          Lease for Ontario Branch/1/
          10.8          Lease for Redlands Branch/1/
          10.9          Guarantee Agreement dated as of March 23, 2000/1/
          10.10         Amended and Restated Declaration of Trust of Business Capital Trust I
                        dated March 23, 2000/1/
          10.11         Lease for Administrative Office                                                   75
          11            Statement Regarding Computation of Net Earnings Per Share/2/
          21.           Subsidiaries of the Registrant/1/

____________________________

/1/ Incorporated reference to Form 10-SB Registration Statement as filed with the SEC June 26, 2000.
/2/ The information required by this exhibit is incorporated by reference from Note 1 of the Company's Financial statements include herein.