Form 10QSB
period 2001-03-31
BUSINESS BANCORP /CA/
filed 2001-05-14
CIK 1123841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to __________.


                          COMMISSION FILE NO. 0-31593
                               BUSINESS BANCORP
            (Exact name of registrant as specified in its charter)

                          CALIFORNIA                                           33-0884369
                          ----------                                           ----------
--------------------------------------------------------------    ------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)


             140 SOUTH ARROWHEAD AVENUE, SAN BERNARDINO, CA 92408
              (Address of principal executive office)  (Zip Code)

                   Issuer's telephone number:(909) 888-2265

                                     NONE
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Number of shares of common stock outstanding as of April 30, 2001: 2,026,869

                               TABLE OF CONTENTS


                                                                                       PAGE
                                                                                       ----
Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Consolidated Balance Sheets As of March 31, 2001 and December 31, 2000............      3

Consolidated Statements of Income for the Three Months Ended March 31, 2001 and
March 31, 2000....................................................................      4

Consolidated Statements of Cash Flows for the Periods Ended March 31, 2001 and
March 31, 2000....................................................................      5

Notes to Consolidated Financial Statements........................................      6-8

Item 2: Management's Discussion and Analysis of Financial Condition and Results
of Operations.....................................................................      9-14

Part 2: OTHER INFORMATION.........................................................      15

Signatures........................................................................      16

                               BUSINESS BANCORP
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                 March 31, 2001    December 31, 2000
                                                                 ---------------   ------------------
ASSETS                                                             (UNAUDITED)         (AUDITED)
                                                                 ---------------   ------------------
Cash and due from banks                                                $ 21,797             $ 16,921
Federal Funds Sold                                                        1,200                    0
                                                                 ---------------   ------------------
                Cash and cash equivalents                                22,997               16,921
Interest bearing deposits in banks                                        2,153                3,364
Investment securities
    Available-for-sale                                                  104,287               91,089
    Held-to-maturity                                                      1,004                1,005
Federal Home Loan Bank restricted stock, at cost                          1,621                1,246
Loans, net of unearned income                                           176,831              171,448
Loans held-for-sale                                                       9,098                8,920
                                                                 ---------------   ------------------
        Total Loans                                                     185,929              180,368
        Less allowance for loan losses                                   (1,910)              (1,843)
        Net Loans                                                       184,019              178,525
Bank premises and equipment                                               5,768                5,766
Accrued interest receivable                                               2,111                2,050
Deferred tax asset                                                           26                  448
Other real estate owned, net                                                500                  505
Goodwill and other intangible assets                                      7,441                7,546
Other assets                                                              3,075                3,076
                                                                 --------------    -----------------
        Total Assets                                             $      335,002    $         311,541
                                                                 ==============    =================
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Demand deposits                                                      98,549               95,435
    NOW deposits                                                         38,675               39,521
    Money market and savings deposits                                    64,368               63,365
    Time deposits under $100,000                                         32,960               30,814
    Time deposits $100,000 and over                                      43,001               35,792
                                                                 ---------------   ------------------
        Total Deposits                                                  277,553              264,927
Borrowed Funds                                                           19,825               10,125
Bancorp Obligated Mandatorily Redeemable                                 10,000               10,000
    Preferred Securities of Subsidiary Trust
    Holding Solely Junior Subordinated Debentures
Accrued interest and other liabilities                                    2,861                2,946
                                                                 ---------------   ------------------
        Total Liabilities                                               310,239              287,998
                                                                 ---------------   ------------------
Serial preferred stock - no par value, 2,000,000 shares

Common stock - no par value, 10,000,000 shares                            6,647                6,647
     authorized; issued and outstanding 2,026,869 for
     periods ending March 31, 2001 and December 31, 2000
Retained Earnings                                                        16,539               15,922
Accumulated other comprehensive income                                    1,577                  974
                                                                 ---------------   ------------------
                 Total Stockholders' Equity                              24,763               23,543
                                                                 ---------------   ------------------
                 Total Liabilities and Stockholders' Equity      $      335,002    $         311,541
                                                                 ===============   ==================

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                     FOR THE THREE MONTHS ENDED MARCH 31,
                            (dollars in thousands)

                                                         2001          2000
                                                         ----        ------
                                                     (UNAUDITED)   (UNAUDITED)
                                                     -----------   -----------
Interest Income
    Interest and fees on loans                       $    4,759        $3,230
    Interest on investment securities
        Taxable                                           1,262         1,104
        Exempt from Federal taxes                           293           164
    Interest on Deposits                                     71             0
    Interest on Federal funds sold                           22            14
                                                     -----------   -----------
            Total Interest  Income                        6,407         4,512
                                                     -----------   -----------
Interest Expense
    Interest expense on deposits
        NOW and Money Market accounts                       497           405
        Savings                                             174           127
        Time deposits under $100,000                        436           227
        Time deposits $100,000 and over                     596           216
    Interest on Trust Preferred Securities                  272            27
    Interest on other borrowings                            319           316
                                                     -----------   -----------
            Total Interest Expense                        2,294         1,318
                                                     -----------   -----------
            Net Interest Income                           4,113         3,194
Provision for Loan Losses                                    75            25
            Net Interest Income After Provision
            for Loan Losses                               4,038         3,169
                                                     -----------   -----------
Other Income
    Service fees                                            758           630
    Gain on sale of SBA loans                                 0            12
    Gain on sale of other real estate owned                   0           154
    Gain on sale of investment securities                   104             2
                                                     -----------   -----------
            Total Other Income                              862           798
                                                     -----------   -----------
Other Expenses
    Salary and employee benefits                          2,025         1,567
    Occupancy, net                                          247           196
    Furniture and equipment                                 240           184
    Other operating expenses                              1,428         1,253
                                                     -----------   -----------
            Total Other Expenses                          3,940         3,200
                                                     -----------   -----------
Income Before Income Taxes                                  960           767
                                                     -----------   -----------
Income Taxes                                                344           240
                                                     -----------   -----------
Net Income                                           $      616    $      527
                                                     ===========   ===========
Earnings Per Share
    Basic                                            $     0.30    $     0.27
                                                     ===========   ===========
    Diluted                                          $     0.30    $     0.26
                                                     ===========   ===========

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            PERIODS ENDED MARCH 31,
                            (dollars in thousands)

                                                                                                     2001          2000
                                                                                                  (UNAUDITED)   (UNAUDITED)
                                                                                                  -----------   -----------
Cash Flows From Operating Activities
    Net Income                                                                                      $    616     $    527
        Adjustment to reconcile net income to net cash provided by operating activities
            Depreciation and amortization of premises and equipment                                      173          135
            Amortization of intangibles                                                                  167           68
            Provision for possible loan loss                                                              75           25
            Writedowns on other real estate owned                                                          5            0
            Net (gain)/loss on sales of investment securities                                           (104)          (2)
            Net (gain)/loss on sale of OREO                                                                0         (154)
            Net (gain)/loss on sale of assets                                                              0          (18)
            Decrease/(increase) in accrued interest receivable                                           (62)         (70)
            Decrease/(increase) in deferred assets                                                       422          379
            Amortization of premium /(discount accretion) on investment securities, net                  279          222
            Decrease/(increase) in other assets                                                            1          185
            Increase/(decrease) in other liabilities                                                    (309)         321
                                                                                                   ----------    ---------
                  Net Cash Provided Through Operating Activities                                       1,263        1,618
                                                                                                   ----------    ---------
Cash Flows From Investing Activities
    Purchase of investment securities available-for-sale                                             (27,028)      (5,285)
    Proceeds from sale of securities                                                                  11,963        2,707
    Principal reduction of mortgage-backed securities                                                  2,251           39
    Net decrease in interest bearing deposits in financial institutions                                1,211            0
    Net (increase)/decrease in FHLB stock                                                               (375)        (300)
    Net (increase)/decrease in loans to customers                                                     (5,561)      (7,164)
    Recoveries of loans previously written off                                                            26           48
    Capital expenditures                                                                                   0         (760)
    Proceeds from sale of equipment                                                                        0           58
    Proceeds from sale of other real estate owned                                                          0          449
                                                                                                   ----------    ---------
                  Net Cash Used In Investing Activities                                              (17,513)     (10,208)
                                                                                                   ----------    ---------
Cash Flows From Financing Activities
    Net increase in demand deposits, NOW , savings and money market accounts                           3,271        7,066
    Net increase in certificates of deposit                                                            9,355        3,114
    Net increase/(decrease) in FHLB borrowings                                                         9,700       (2,200)
    Issuance of company obligated mandatorily redeemable preferred securities of subsidiary
      trust holding solely junior subordinated debentures                                                  0       10,000
                                                                                                   ----------    ---------
                  Net Cash Provided Through Financing Activities                                      22,326       17,980
                                                                                                   ----------    ---------
Net (Decrease)/Increase In Cash And Cash Equivalents                                                   6,076        9,390
                                                                                                   ----------    ---------
Cash And Cash Equivalents, Beginning of Year                                                          16,921       13,971
                                                                                                   ----------    ---------
Cash And Cash Equivalents, End of Period                                                           $  22,997     $ 23,361
                                                                                                   ==========    =========
Supplemental Disclosure Of Cash Flows Information
    Cash paid for interest                                                                         $   6,346     $  4,443
                                                                                                   ==========    =========
    Cash paid for taxes                                                                            $     490     $    260
                                                                                                   ==========    =========
Non-Cash Investing Activities
    Net change in accumulated other comprehensive income                                           $     604     $     47
                                                                                                   ==========    =========

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by Business Bancorp without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC.) The interim financial statements include Business Bancorp and its wholly owned subsidiaries Business Bank of California (the "Bank") and Business Capital Trust I (the "Trust"), (collectively the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Year 2000 Form 10-KSB Annual Report, as filed with the Securities and Exchange Commission (the "Annual Report"). In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended March 31, 2001, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

Note #2 - INVESTMENT SECURITIES

The Company adopted SFAS 115 "Accounting for Certain Investments in Debt and Equity Securities" on January 1, 1994, which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities. Securities are classified in three categories and accounted for as follows: debt and equity securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt and equity securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt and equity securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of application of applicable taxes, reported in a separate component of stockholders' equity. Any gains and losses on sales of investments are computed on a specific identification basis.

The amortized cost and estimated fair value of investment securities at March 31, 2001 and December 31, 2000, were as follows:

Available-for-Sale Securities  - (dollars in thousands)
-----------------------------

                                            March 31, 2001
----------------------------------------------------------------------------------------------------------------
                                Amortized Cost    Gross Unrealized Gains   Gross Unrealized Losses    Fair Value
                               ---------------    ----------------------   -----------------------   -----------
Municipal agencies              $       22,057    $               1,224    $                  (21)    $   23,260
Mortgage backed securities              73,828                    1,355                       (11)        75,172
Corporate Bonds                          5,721                      134                         0          5,855
                               ---------------    ---------------------    -----------------------    ----------
        Total                   $      101,606    $               2,713    $                  (32)    $  104,287
                               ===============    =====================    =======================    ==========

                                         December 31, 2000
----------------------------------------------------------------------------------------------------------------
                                Amortized Cost    Gross Unrealized Gains   Gross Unrealized Losses    Fair Value
                               ---------------    ----------------------   -----------------------   -----------
Municipal agencies              $       22,058    $               1,042    $                 (105)    $   22,995
Mortgage backed securities              61,640                      732                       (39)        62,333
Corporate Bonds                          5,736                       46                       (21)         5,761
                               ---------------    ---------------------    -----------------------    ----------
Total                           $       89,434    $               1,820    $                 (165)    $   91,089
                               ===============    =====================    =======================    ==========

Held-to-Maturity Securities - (dollars in thousands)
---------------------------

                                            March 31, 2001
----------------------------------------------------------------------------------------------------------------
                                Amortized Cost    Gross Unrealized Gains   Gross Unrealized Losses    Fair Value
                               ---------------    ----------------------   -----------------------   -----------
U.S. Treasury notes             $        1,004    $                   6    $                     0   $     1,010
                               ===============    =====================    =======================   ===========

                                         December 31, 2000
----------------------------------------------------------------------------------------------------------------
                                Amortized Cost    Gross Unrealized Gains   Gross Unrealized Losses    Fair Value
                               ---------------    ----------------------   -----------------------   -----------
U.S. Treasury notes             $        1,005    $                    1    $                    0   $     1,006
                               ===============    ======================   =======================   ===========

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loan portfolio composition at March 31, 2001 and December 31, 2000, was as follows - (dollars in thousands)

                                           March 31, 2001    December 31, 2000
                                           ---------------   -----------------
Real Estate                                $      127,560             $120,832
Commercial                                         36,943               37,448
Installment                                        12,151               12,703
All other (including overdrafts)                    1,336                1,544
                                           ---------------   -----------------
                                                  177,990              172,527
Less: Unearned income                              (1,159)              (1,079)
                                           ---------------   ------------------
        Loans, Net of Unearned Income      $      176,831    $         171,448
                                           ===============   ==================
Loans held-for-sale                        $        9,098    $           8,920
                                           ===============   ==================

Concentration of Credit Risk
----------------------------

The Company's lending activities are concentrated primarily in Southern California. Although the Company seeks to avoid undue concentrations of loans to a single industry based upon a single class of collateral, real estate and real estate associated business areas are among the principal industries in the Company's market area. As a result, the Company's loan and collateral portfolios are, to some degree, concentrated in those industries. The Company evaluates each approval of credit on an individual basis and determines collateral requirements accordingly. When real estate is taken as collateral, advances are generally limited to a certain percentage of the appraised value of the collateral at the time the loan is made, depending on the type of loan, the underlying property and other factors.

Analysis of the changes in the allowance for loan losses is as follows - (dollars in thousands):

                                                 March 31, 2001   December 31, 2000   March 31, 2000
                                                 --------------   -----------------   --------------
Balance at beginning of year                     $        1,843   $           1,242   $        1,242
Adjustments                                                   0                 465                0
(acquisition of Valley Merchants Bank)
Charge-offs
    Real estate loans
        Construction                                          0                   0                0
        Mortgage                                              0                 225                0
    Commercial                                               25                  17                1
    Installment                                               8                  34               15
    All other (including overdraft)                           0                   0                0
                                                 --------------   -----------------   --------------
                Total                                        33                 276               16
Recoveries
    Real estate loans
        Construction                                          0                   0                0
        Mortgage                                              0                  28                0
    Commercial                                               18                 110               42
    Installment                                               5                   4                6
    All other (including overdraft)                           2                  15                0
                                                 --------------   -----------------   --------------
                Total                                        25                 157               48
                                                 --------------   -----------------   --------------
Net loan charge-offs (recoveries)                             8                 119              (32)
    Provisions charged to operating expense                  75                 255               25
                                                 --------------   -----------------   --------------
                Balance at end of period         $        1,910   $           1,843   $        1,299
                                                 ==============   =================   ==============

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

At March 31, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $2.6 million and undisbursed loan commitments in the amount of $79.0 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there in no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

The allowance for credit losses related to loans that are identified for evaluation, in accordance with FASB Statement No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at March 31, 2001 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note #4 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share include common stock equivalents from the effect of the exercise of stock options. The total number of shares used for calculating basic and diluted earnings per share for the three months ending March 31, 2001 was 2,026,869 and 2,059,925, respectively. The total number of shares used for calculating basic and diluted earnings per share for the three months ending March 31, 2000 was 1,976,024 and 1,997,204, respectively.

Note #5 - CONTINGENCIES

Because of the nature of its activities, the Company is at all times subject to pending and threatened legal actions, which arise out of the normal course of its business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse affect on the Company's financial position, results of operations or liquidity.

Note #6 - FORMATION OF HOLDING COMPANY

The Company was formed through a holding company reorganization of Business Bank of California, wherein Business Bank of California became the wholly owned subsidiary of Business Bancorp as of January 21, 2000. The transaction was based on a one for one exchange of shares of Business Bank of California stock for shares of common stock of Business Bancorp, and was not considered a taxable event for Internal Revenue Service (IRS) purposes. Such business combination was accounted for at historical cost, similar to a pooling of interest. All references to periods prior to March 31, 2000 are references to financial statements of the Bank.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    GENERAL
                                    -------

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the three months ended March 31, 2001. This analysis should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Annual Report, and with the unaudited financial statements and notes as set forth in this report.

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



                              FINANCIAL CONDITION
                              -------------------

GENERAL

Total assets of the Company increased to $335.0 million as of March 31, 2001 compared to $311.5 million as of December 31, 2000. This growth of $23.5 million was realized throughout the asset portfolio. Securities, loans and Fed Funds sold grew by $13.2, $5.6 and $1.2 million respectively. This increase in the balance sheet was funded through an increase in deposits of $12.6 million and other borrowings of $9.7 million.

Shareholders' equity increased by $1.2 million and was composed of $616,000 in earnings for the period ended March 31, 2001 and $603,000 in additional unrealized gains on the available-for-sale securities portfolio (net of taxes).

INVESTMENTS

The Company's investment portfolio consists primarily of obligations of mortgage-backed securities, obligations of state and political authorities, commercial paper, and interest bearing deposits in other financial institutions. Mortgage-backed securities totaled $75.2 million as of March 31, 2001 as compared to $62.3 million as of December 31, 2000. Securities issued by state and political authorities totaled $23.3 million as of March 31, 2001 compared to $23.0 million as of December 31, 2000. Commercial paper remained at $5.6 million from December 31, 2000. Certificate of deposits held at other banks decreased to $2.1 at March 31, 2001 from $3.4 million at December 31, 2000. This decrease was fully attributable to maturities. Many of the securities are held as collateral at the FHLB and through public agencies to secure borrowings, public funds, and treasury, tax, and loan deposits. Detailed information concerning the Company's investment securities is contained in Note 2 to the unaudited financial statements.

LOANS

Loan balances, net of the allowance for loan losses, increased to $184.0 million as of March 31, 2001 compared to $178.5 million as of December 31, 2000. This increase was due to internal growth through operations. Information concerning the composition of the loan portfolio and concentrations of credit risk contained in Note 3 to the unaudited financial statements.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


DEPOSITS

Deposits increased to $277.6 million as of March 31, 2001 compared to $264.9 million as of December 31, 2000. This increase of $12.7 million or 4.79% was due to internal growth through operations. This growth was primarily attributable to $3.1 million in Demand deposits, $2.2 million in Time deposits under $100,000 and $7.2 million in Time deposits over $100,000.

NONPERFORMING ASSETS

Nonperforming assets consist of nonperforming loans and other real estate owned
(OREO). Nonperforming loans are those loans which have (1) been placed on non-accrual status, (2) been subject to troubled debt restructuring, or (3) become contractually past due 90 days or more with respect to principal or interest and have not been restructured or placed on non-accrual status.

The following table sets forth the Company's nonperforming assets at the dates indicated:
(dollars in thousands)

                                                             March 31,    December 31,
                                                               2001           2000
                                                             ---------    ------------
Non-accrual loans
Real estate
        Construction                                         $       0    $         0
        Mortgage                                                   871            864
    Commercial                                                     128            135
    Installment                                                      0              0
    All other (including overdraft)                                  0              0
                                                             ----------   ------------
Total non-accrual loans                                            999            999
Loans 90 days or more past due and still accruing
    Real estate
        Construction                                                 0              0
        Mortgage                                                     0              0
    Commercial                                                       0              0
    Installment                                                      0              0
    All other (including overdraft)                                  0              0
                                                             ----------   ------------
Total loans 90 days or more past due and still accruing              0              0
Total nonperforming loans                                          999            999
Other real estate owned                                            500            505
Total nonperforming assets                                       1,499          1,504
                                                             ==========   ============
Nonperforming loans as a percentage of
    total gross loans                                             0.53%          0.55%
                                                             ==========   ============
Nonperforming assets as a percentage of
    total assets                                                  0.45%          0.48%
                                                             ==========   ============
Nonperforming assets as a percentage of
    total gross loans and OREO                                    0.80%          0.83%
                                                             ==========   ============

NON-ACCRUAL LOANS

Non-accrual loans are loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral dependent. The Company places loans on non-accrual status that are delinquent 90

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-ACCRUAL LOANS - continued

days or more or when a reasonable doubt exists as to the collectibility of interest and principal. Loans on non-accrual status totaled $999,000 as of both March 31, 2001 and December 31, 2000. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $25,700 and $107,892 for the quarter ended March 31, 2001 and year ended December 31, 2000, respectively.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against earnings and reduced by net loan charge-offs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowance deemed appropriate for the balance of portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgements, which differ from those of management.

As of March 31, 2001 the balance of the allowance for loan losses was $1.9 million compared to $1.8 million as of December 31, 2000. As a percentage of total loans the allowance was 1.02% for both March 31, 2001 and December 31, 2000. Management believes the allowance at March 31, 2001 is adequate based on its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that changes in the current economic environment in the Company's principal market area or other circumstances will not result in increased losses in the loan portfolio in the future. Detailed information concerning activity in the allowance for loan losses is contained in
Note 3 to the unaudited financial statements.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) was $500,000 as of March 31, 2001 compared to $505,000 as of December 31, 2000. Other real estate owned properties are real estate properties acquired through or in lieu of loan foreclosure. The Bank did not sell or acquire any OREO during the 1/st/ quarter of 2001.

CAPITAL

Shareholders' equity increased to $24.7 million as of March 31, 2001 compared to $23.5 million as of December 31, 2000.

At March 31, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of March 31, 2001 the Bank's regulatory total capital to risk-weighted assets ratio was 11.8% compared to 11.7% as of December 31, 2000. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 11.0% as of March 31, 2001 compared to 10.9% as of December 31, 2000. The Bank's regulatory tier 1 capital to average assets ratio was 7.8% as of March 31, 2001 compared to 7.9% as of December 31, 2000.

As of March 31, 2001 the Company's regulatory total capital to risk-weighted assets ratio was 12.2% compared to 11.8% as of December 31, 2000. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 10.2% as of March 31, 2001 compared to 9.7% as of December 31, 2000. The Company's regulatory tier 1 capital to average assets ratio was 7.4% as of March 31, 2001 compared to 7.8% as of December 31, 2000.


LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY - continued

cash and due from banks, deposits with other banks, overnight Federal Funds investments, interest bearing deposits in other financial institutions, unpledged available-for-sale investment securities and loans held-for-sale. As of March 31, 2001 liquid assets as a percentage of deposits were 34.1% compared to 32.9% as of December 31, 2000.


                             RESULTS OF OPERATIONS
                             ---------------------


NET INCOME

Net income increased 16.88% to $616,000 for the three months ended March 31, 2001 compared to $527,000 for the three months ended March 31, 2000. Basic earnings per share were $0.30 and $0.27 for the three months ended March 31, 2001 and 2000, respectively. Diluted earnings per share were $0.30 and $0.26 for the three months ended March 31, 2001 and 2000, respectively. The increase in net income was mainly due to an increase in net interest income after provision for loan losses and a slight increase in non-interest income. Interest income increased due to an increase in average interest earning assets, due primarily to the acquisition of Valley Merchants Bank (August, 2000). See Annual Report
Part I - Item1. "General."

INTEREST INCOME

Net interest income is the most significant component of the Company's income from operations. Net interest income is the difference ("interest rate spread") between the gross interest and fees earned on the loan and investment portfolios and the interest paid on deposits and other borrowings. Net interest income depends on the volume of and interest rate earned on interest earning assets and the volume of and interest rate paid on interest bearing liabilities.

Interest income for the three months ended March 31, 2001 increased to $6.4 million compared to $4.5 million for the three months ended March 31, 2000. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets, due to the lowering of interest rates by the Federal Reserve Bank in the 1/st/ quarter of 2001.

Interest expense for the three months ended March 31, 2001 increased to $2.3 million compared to $1.3 million for the three months ended March 31, 2000. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities. The resulting increase in total loans is being funded by both retail and wholesale certificates of deposit, with the wholesale deposits having a higher interest rate than the retail deposits. Other borrowings have also increased over the same time period. This increase due to growth has been partially mitigated due to the aforementioned decline in interest rates.


NET INTEREST INCOME BEFORE PROVISION FOR ESTIMATED LOAN LOSSES

Net interest income before provision for estimated loan losses for the three months ended March 31, 2001 was $4.1 million, compared to $3.2 million for the three months ended March 31, 2000. This increase was primarily due to the increase in average interest earning assets and partially offset by a decrease in the net interest margin, due primarily to the decline in the interest rate environment.

PROVISION FOR LOAN LOSSES

Net charge-offs totaled approximately $7,500 for the three months ended March 31, 2001 compared to approximate net recoveries of $31,900 for the three months ended March 31, 2000. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $75,000 for the three months ended March 31, 2001 compared to $25,000 for the three months ended March 31, 2000. The allowance for loan losses totaled $1.9 million for the quarter ended March 31, 2001 compared to $1.3 million for the quarter ended March 31, 2000. This increase was primarily attributable to the acquisition of Valley Merchant Bank's reserves of approximately $465,000 in August of 2000 (see -- Analysis of the Changes in the Allowance for Loan Losses, herein).

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PROVISION FOR LOAN LOSSES - continued

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Other operating income was $862,000 for the three months ended March 31, 2001 compared to $798,000 for the three months ended March 31, 2000. This represents an increase of $64,000, or 8.02%. The increase was mainly due to a larger customer base which is the core contributor to fee income.

Other fee income totaled $758,000 for the three months ended March 31, 2001 compared to $630,000 for the three months ended March 31, 2000.

Gain on sale of investment securities increased by $102,000 to $104,000, for the three months ended March 31, 2001, compared to $2,000 for the three months ended March 31, 2000.

For the 3 months ended March 31, 2001 there were no gains on sale of other real estate owned while for the three months ended March 31, 2000 there were realized gains of $154,000.

NON-INTEREST EXPENSE

Non-interest expense is incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, advertising, insurance, data processing, stationery and supplies, professional services, office, administrative, and other real estate owned are the major categories of non-interest expense.

The following table compares each of the components of non-interest expense for the three months ended March 31, 2001 and 2000 respectively:

                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                     --------------------------------------
                                            (dollars in thousands)
                                                                 Change in
                                         2001         2000        Dollars
                                     --------------------------------------
Non-interest expense
    Salaries and employee benefits   $     2,025   $    1,567   $     458
    Occupancy and equipment                  487          380         107
    Advertising and promotion                124           98          26
    Insurance and assessments                 60           40          20
    Data Processing                          271          213          58
    Stationary and supplies                  107           66          41
    Professional                             148          171         (23)
    Office                                   142           96          46
    Administrative                           216          197          19
    Other real estate owned                   14           28         (14)
    Other                                    346          344           2
                                     -----------    ---------   ----------
        Total Non-interest Expense   $     3,940    $   3,200   $     740
                                     ===========    =========   ==========

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


NON-INTEREST EXPENSE - continued

Non-interest expense increased to $3.9 million for the three months ended March 31, 2001 compared to $3.2 million for the three months ended March 31, 2000, an increase of $740,000 or 23.1%. This increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank (VMB), as well as leasing additional administrative space during the period.

Salaries and employee benefits increased $458,000 or 29.2% for the first quarter of 2001 as compared to the same period in 2000 due to (1) the addition of 32 employees associated with the purchase of VMB; (2) increased staffing in the branches and administration; and (3) periodic merit and promotional increases for employees.

Occupancy costs increased $107,000 or 28.2% for the first quarter of 2001 as compared to the same period in 2000 primarily due to leasing additional administrative space and the additional occupancy costs associated with the purchase of VMB.

Data processing costs increased $58,000 or 27.2% and stationery and supplies increased $41,000 or 62.1% for the three month period ended March 31, 2001 as compared with the same period in 2000, due primarily to the acquisition of VMB.

Other real estate owned (OREO) decreased $14,000 or 50.0% for the first quarter of 2001 compared to the same period in 2000. The decrease is primarily due to less properties to maintain for the three month period ended March 31, 2001 compared with the same period in 2000.

PROVISION FOR INCOME TAXES

The effective income tax rate was 35.8% for the three months ended March 31, 2001 compared to 31.3% for the three months ended March 31, 2000. Provision for income taxes totaled $344,000 and $240,000 for the three months ended March 31, 2001 and 2000 respectively.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                               OTHER INFORMATION


OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None to report.

ITEM 2 - CHANGES IN SECURITIES

None to report

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None to report

ITEM 4 - SUBMISSION OF MATTERS TO SECURITY HOLDERS

None to report

ITEM 5 - OTHER INFORMATION

None to report

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Exhibit 10.12 - Lease agreement for new Corona branch site

(b) Reports on Form 8-K
    None to report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                BUSINESS BANCORP
                               a California corporation

DATE: May 14, 2001


                              /S/ Alan J. Lane
                              ----------------
                              Alan J. Lane
                              President
                              Chief Executive Officer


                              /S/ Travis Kawelmacher
                              ----------------------
                              Travis Kawelmacher
                              Vice President
                              Controller