Form 10QSB
period 2001-06-30
BUSINESS BANCORP /CA/
filed 2001-08-13
CIK 1123841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to __________.


                          COMMISSION FILE NO. 0-31593

                                BUSINESS BANCORP
             (Exact name of registrant as specified in its charter)

                      CALIFORNIA                                             33-0884369
--------------------------------------------------------------  ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

 Number of shares of common stock outstanding as of August 10, 2001: 2,026,869

                               TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
                                              Part I - FINANCIAL INFORMATION

Item 1:  Financial Statements

         Consolidated Balance Sheets As of June 30, 2001 and December 31, 2000..............................      3

         Consolidated Statements of Income for the Six and Three Months Ended June 30, 2001 and 2000........      4

         Consolidated Statements of Cash Flows for the Periods Ended June 30, 2001 and 2000.................      5

         Notes to Consolidated Financial Statements.........................................................    6-8

Item 2:  Management's Discussion and Analysis of Financial Condition and Results of Operations..............   9-19

                                               Part II - OTHER INFORMATION

Item 1:  Legal Proceedings..................................................................................     20

Item 2:  Changes in Securities..............................................................................     20

Item 3:  Defaults Upon Senior Securities....................................................................     20

Item 4:  Submission of Matters to a Vote of Security Holders................................................     20

Signatures..................................................................................................     21

                               BUSINESS BANCORP
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                  June 30, 2001        December 31, 2000
                                                               -------------------     ------------------
ASSETS                                                             (UNAUDITED)             (AUDITED)
                                                               -------------------     ------------------
Cash and due from banks                                                  $ 21,504               $ 16,921
Federal Funds Sold                                                          2,000                      0
                                                               -------------------     ------------------
                Cash and cash equivalents                                  23,504                 16,921
Interest bearing deposits in banks                                            941                  3,364
Investment securities
    Available-for-sale                                                    113,405                 91,089
    Held-to-maturity                                                        1,002                  1,005
Federal Home Loan Bank restricted stock, at cost                            1,517                  1,246
Loans, net of unearned income                                             171,849                171,448
Loans held-for-sale                                                        11,259                  8,920
                                                               -------------------     ------------------
                Total Loans                                               183,108                180,368
                Less allowance for loan losses                             (1,973)                (1,843)
                Net Loans                                                 181,135                178,525
Bank premises and equipment                                                 5,707                  5,766
Accrued interest receivable                                                 1,937                  2,050
Deferred tax asset                                                              0                    448
Other real estate owned, net                                                  313                    505
Goodwill and other intangible assets                                        7,276                  7,546
Other assets                                                                3,376                  3,076
                                                               -------------------     ------------------
                 Total Assets                                            $340,113               $311,541
                                                               ===================     ==================

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits
    Demand deposits                                                       100,410                 95,435
    NOW deposits                                                           37,450                 39,521
    Money market and savings deposits                                      65,099                 63,365
    Time deposits under $100,000                                           34,234                 30,814
    Time deposits $100,000 and over                                        45,024                 35,792
                                                               -------------------     ------------------
                Total Deposits                                            282,217                264,927
Borrowed Funds                                                             19,825                 10,125
Bancorp Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Holding Solely Junior Subordinated Debentures                          10,000                 10,000
Accrued interest and other liabilities                                      2,641                  2,946
                                                               -------------------     ------------------
                 Total Liabilities                                        314,683                287,998
                                                               -------------------     ------------------
Serial preferred stock - no par value, 2,000,000 shares
Common stock - no par value, 10,000,000 shares
     authorized; issued and outstanding 2,026,869 for
     periods ending June 30, 2001 and December 31, 2000                     6,647                  6,647
Retained Earnings                                                          17,163                 15,922
Accumulated other comprehensive income                                      1,620                    974
                                                               -------------------     ------------------
                 Total Stockholders' Equity                                25,430                 23,543
                                                               -------------------     ------------------
                 Total Liabilities and Stockholders' Equity              $340,113               $311,541
                                                               ===================     ==================

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                            (dollars in thousands)

                                                         For the Three Month                     For the Six Month
                                                            Periods Ended                          Periods Ended
                                                   --------------------------------       --------------------------------
                                                   June 30, 2001      June 30, 2000       June 30, 2001      June 30, 2000
                                                   --------------     -------------       -------------      -------------
Interest Income
    Interest and fees on loans                          $4,746             $3,613             $ 9,505             $6,843
    Interest on investment securities
        Taxable                                          1,267              1,126               2,553              2,230
        Exempt from Federal taxes                          291                288                 584                452
    Interest on Deposits                                    19                  2                  66                  2
    Interest on Federal funds sold                          33                 10                  55                 24
                                                        ------             ------             -------             ------
            Total Interest  Income                       6,356              5,039              12,763              9,551
                                                        ------             ------             -------             ------

Interest Expense
    Interest expense on deposits
        NOW and Money Market accounts                      502                394                 999                799
        Savings                                            175                132                 349                259
        Time deposits under $100,000                       429                251                 865                478
        Time deposits $100,000 and over                    565                228               1,161                444
    Interest on Trust Preferred Securities                 275                275                 547                302
    Interest on other borrowings                           276                398                 595                714
                                                        ------             ------             -------             ------
            Total Interest Expense                       2,222              1,678               4,516              2,996
                                                        ------             ------             -------             ------
            Net Interest Income                          4,134              3,361               8,247              6,555
Provision for Loan Losses                                  100                 55                 175                 80
            Net Interest Income After Provision          4,034              3,306               8,072              6,475
                                                        ------             ------             -------             ------
Other Income
    Service fees                                           743                630               1,501              1,260
    Gain on sale of SBA loans                                0                  0                   0                 12
    Gain on sale of other real estate owned                 41                 19                  41                173
    Gain on sale of investment securities                  105                  0                 209                  2
                                                        ------             ------             -------             ------
            Total Other Income                             889                649               1,751              1,447
                                                        ------             ------             -------             ------
Other Expenses
    Salary and employee benefits                         2,120              1,580               4,145              3,147
    Occupancy, net                                         200                180                 447                376
    Furniture and equipment                                232                214                 472                398
    Other operating expenses                             1,397              1,237               2,825              2,490
                                                        ------             ------             -------             ------
            Total Other Expenses                         3,949              3,211               7,889              6,411
                                                        ------             ------             -------             ------
Income Before Income Taxes                                 974                744               1,934              1,511
                                                        ------             ------             -------             ------
Income Taxes                                               349                193                 693                433
                                                        ------             ------             -------             ------
Net Income                                              $  625             $  551             $ 1,241             $1,078
                                                        ======             ======             =======             ======
Earnings Per Share
    Basic                                               $ 0.31             $ 0.28             $  0.61             $ 0.55
                                                        ======             ======             =======             ======
    Diluted                                             $ 0.30             $ 0.28             $  0.60             $ 0.53
                                                        ======             ======             =======             ======

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            PERIODS ENDED JUNE 30,

                                                                                     2001         2000
                                                                                   --------     --------
Cash Flows From Operating Activities
    Net Income                                                                     $  1,241     $  1,078
        Adjustment to reconcile net income to net cash provided by operating activities
            Depreciation and amortization of premises and equipment                     347          331
            Amortization of intangibles                                                 327          137
            Provision for possible loan loss                                            175           80
            Writedowns on other real estate owned                                         0           20
            Net (gain)/loss on sales of investment securities                          (209)          (2)
            Net (gain)/loss on sale of OREO                                             (41)        (173)
            Net (gain)/loss on sale of assets                                             0          (18)
            Decrease/(increase) in accrued interest receivable                          113         (229)
            Decrease/(increase) in deferred assets                                      448          443
            Amortization of premium /(discount accretion) on investment                 665          400
             securities, net
            Decrease/(increase) in other assets                                        (301)         (31)
            Increase/(decrease) in other liabilities                                   (305)         498
                                                                                   --------     --------
                  Net Cash Provided Through Operating Activities                      2,460        2,534
                                                                                   --------     --------
Cash Flows From Investing Activities
    Purchase of investment securities available-for-sale                            (50,994)     (13,021)
    Proceeds from sale of securities                                                 17,220        2,708
    Proceeds from maturities of available-for-sale investment securities                  0          440
    Principal reduction of mortgage-backed securities                                11,237        3,544
    Net decrease in interest bearing deposits in financial institutions               2,432            0
    Net (increase)/decrease in FHLB stock                                              (271)        (535)
    Net (increase)/decrease in loans to customers                                    (2,740)     (17,868)
    Recoveries of loans previously written off                                           43          103
    Capital expenditures                                                                  0         (832)
    Proceeds from sale of equipment                                                      14           20
    Proceeds from sale of other real estate owned                                       192          509
                                                                                   --------     --------
                  Net Cash Used In Investing Activities                             (22,867)     (24,932)
                                                                                   --------     --------
Cash Flows From Financing Activities
    Net increase in demand deposits, NOW , savings and money market accounts          4,638        2,954
    Net increase in certificates of deposit                                          12,652        2,792
    Net increase/(decrease) in FHLB borrowings                                        9,700       12,800
    Stock options exercised, net of tax effect                                            0           76
    Issuance of company obligated mandatorily redeemable preferred securities
     of subsidiary trust holding solely junior subordinated debentures                    0       10,000
                                                                                   --------     --------
                  Net Cash Provided Through Financing Activities                     26,990       28,622
                                                                                   --------     --------
Net (Decrease)/Increase In Cash And Cash Equivalents                                  6,583        6,224
                                                                                   --------     --------
Cash And Cash Equivalents, Beginning of Year                                         16,921       13,971
                                                                                   --------     --------
Cash And Cash Equivalents, End of Period                                           $ 23,504     $ 20,195
                                                                                   ========     ========
Supplemental Disclosure Of Cash Flows Information
    Cash paid for interest                                                         $ 12,876     $  9,322
                                                                                   ========     ========
    Cash paid for taxes                                                            $    625     $    330
                                                                                   ========     ========
Non-Cash Investing Activities
    Net change in accumulated other comprehensive income                           $    646     $    151
                                                                                   ========     ========

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by Business Bancorp without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC.) The interim financial statements include Business Bancorp and its wholly owned subsidiaries Business Bank of California (the "Bank") and Business Capital Trust I (the "Trust"), (collectively the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Year 2000 Form 10-KSB Annual Report, as filed with the SEC (the "Annual Report"). In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended June 30, 2001, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amortized cost and estimated fair value of investment securities at June 30, 2001 and December 31, 2000, were as follows:

Available-for-Sale Securities  - (dollars in thousands)
-----------------------------

                                               June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                             Gross Unrealized       Gross Unrealized
                                    Amortized Cost                Gains                  Losses            Fair Value
                                    --------------           ----------------       ----------------       ----------
Municipal agencies                      $ 22,056                  $  981                  $ (46)             $ 22,991
Mortgage backed securities                82,882                   1,667                     (2)               84,547
Corporate Bonds                            5,713                     167                    (13)                5,867
                                        --------                  ------                  -----              --------
      Total                             $110,651                  $2,815                  $ (61)             $113,405
                                        ========                  ======                  =====              ========

                                              December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                             Gross Unrealized       Gross Unrealized
                                    Amortized Cost                Gains                  Losses            Fair Value
                                    --------------           ----------------       ----------------       ----------
Municipal agencies                      $ 22,058                  $1,042                  $(105)             $ 22,995
Mortgage backed securities                61,640                     732                    (39)               62,333
Corporate Bonds                            5,736                      46                    (21)                5,761
                                        --------                  ------                  -----              --------
      Total                             $ 89,434                  $1,820                  $(165)             $ 91,089
                                        ========                  ======                  =====              ========

Held-to-Maturity Securities - (dollars in thousands)
---------------------------

                                               June 30, 2001
---------------------------------------------------------------------------------------------------------------------
                                                             Gross Unrealized       Gross Unrealized
                                    Amortized Cost                Gains                  Losses            Fair Value
                                    --------------           ----------------       ----------------       ----------
U.S. Treasury notes                     $  1,002                  $    5                  $   0              $  1,007
                                        ========                  ======                  =====              ========

                                              December 31, 2000
---------------------------------------------------------------------------------------------------------------------
                                                             Gross Unrealized       Gross Unrealized
                                    Amortized Cost                Gains                  Losses            Fair Value
                                    --------------           ----------------       ----------------       ----------
U.S. Treasury notes                     $  1,005                  $    1                  $   0              $ 1,006
                                        ========                  ======                  =====              ========

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loan portfolio composition at June 30, 2001 and December 31, 2000, was as follows - (dollars in thousands)


                                    June 30, 2001            December 31, 2000
                                    -------------            -----------------
Real Estate                            $122,004                  $120,832
Commercial                               38,724                    37,448
Installment                              10,478                    12,703
All other (including overdrafts)          1,682                     1,544
                                       --------                  --------
                                        172,888                   172,527
Less: Unearned                           (1,039)                   (1,079)
                                       --------                  --------
    Loans, Net of Unearned Income      $171,849                  $171,448
                                       ========                  ========
Loans held-for-sale                    $ 11,259                  $  8,920
                                       ========                  ========

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

Analysis of the changes in the allowance for loan losses is as follows - (dollars in thousands):

                                                 June 30, 2001        December 31, 2000          June 30, 2000
                                                 -------------        -----------------          -------------
Balance at beginning of year                         $1,843                  $1,242                   $1,242
Adjustments
(acquisition of Valley Merchants Bank)                    0                     465                        0
Charge-offs
    Real estate loans
        Construction                                      0                       0                        0
        Mortgage                                          0                       0                        0
    Commercial                                           74                     225                      163
    Installment                                          14                      34                       22
    All other (including overdraft)                       0                      17                        6
                                                     ------                  ------                   ------
         Total                                           88                     276                      191
Recoveries
    Real estate loans
        Construction                                      0                       0                        0
        Mortgage                                          0                      28                       18
    Commercial                                           34                     110                       74
    Installment                                           7                       4                        8
    All other (including overdraft)                       2                      15                        3
                                                     ------                  ------                   ------
         Total                                           43                     157                      103
                                                     ------                  ------                   ------
Net loan charge-offs (recoveries)                        45                     119                       88
    Provisions charged to operating expense             175                     255                       80
                                                     ------                  ------                   ------
         Balance at end of period                    $1,973                  $1,843                   $1,234
                                                     ======                  ======                   ======

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

At June 30, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $3.2 million and undisbursed loan commitments in the amount of $76.1 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there in no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

The allowance for credit losses related to loans that are identified for evaluation, in accordance with FASB Statement No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at June 30, 2001 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note #4 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share include common stock equivalents from the effect of the exercise of stock options.

The total number of shares used for calculating basic and diluted earnings per share for the six months ending June 30, 2001 was 2,026,869 and 2,072,473, respectively. The total number of shares used for calculating basic and diluted earnings per share for the six months ending June 30, 2000 was 1,977,274 and 2,019,302, respectively.

The total number of shares used for calculating basic and diluted earnings per share for the three months ending June 30, 2001 was 2,026,869 and 2,089,340, respectively. The total number of shares used for calculating basic and diluted earnings per share for the three months ending June 30, 2000 was 1,978,524 and 1,995,057, respectively.

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

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    GENERAL
                                    -------

The following is management=s discussion and analysis of the major factors that influenced the financial performance of the Company for the six and three months ended June 30, 2001. This analysis should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Annual Report, and with the unaudited financial statements and notes as set forth in this report.

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

The Bank is a state-chartered commercial bank, which was incorporated under the laws of the State of California on June 15, 1983, and opened for business in April 1984. The Bank currently operates its main office in San Bernardino and eight additional branch offices. All of the Bank's offices are located in the counties of Riverside and San Bernardino, in an area of southern California commonly known as the "Inland Empire."

                              FINANCIAL CONDITION
                              -------------------

GENERAL

Net income for the quarter ended June 30, 2001, was $625,000 or $0.30 per diluted share, compared to $551,000 or $0.27 per diluted share for the same quarter last year. Year-to-date, net income was $1.24 million, compared to year-to-date net income of $1.08 million for the same six months of 2000.

Total assets of the Company increased to $340.1 million as of June 30, 2001 compared to $311.5 million as of December 31, 2000 and $255.4 million as of June 30, 2000. The acquisition of Valley Merchants Bank, N.A. ("VMB") in August of 2000 contributed approximately $56.7 million of said growth, while internal operations generated the remaining.

Total loans were $183.1 million as of June 30, 2001. This represents an increase of $2.7 million or 1.5% over the December 31, 2000 balance of $180.4 million and an increase of $48.8 million or 36.3% over the June 30, 2000 balance of $134.3 million. Upon acquisition of VMB the Company acquired $36.1 million in loans, representing 74.0% of the growth between June 30, 2000 and 2001.

Deposits grew to $282.2 million as of June 30, 2001 compared to $264.9 million and $192.6 million for the periods ended December 31, 2000 and June 30, 2000. Between the quarters ended June 30, 2000 and 2001, the growth of $89.6 million consisted of $49.6 million acquired through the acquisition of VMB, $20.0 million in time deposits acquired through the State of California and the remainder of $20 million through internal growth in operations. Since December 31, 2000, deposits have increased $17.3 million or 6.5%.

Stockholders' equity increased to $25.4 million as of June 30, 2001 compared to $23.5 million as of December 31, 2000 and $20.0 million as of June 30, 2000.

INVESTMENTS

The Company's investment portfolio consists primarily of obligations of mortgage-backed securities, obligations of state and political authorities, commercial paper, and interest bearing deposits in other financial institutions. Mortgage-backed securities totaled $84.5 million as of June 30, 2001 as compared to $62.3 million as of December 31, 2000. Securities issued by state and political authorities totaled $23.0 million for both June 30, 2001 and December 31, 2000. Commercial paper totaled $5.9 million on June 30, 2001, compared totals of $5.8 million for December 31, 2001. Certificate of deposits held at other banks decreased to $941,000 at June 30, 2001 from $3.4 million at December 31, 2000. This decrease was fully attributable to maturities. Many of the securities are held as collateral at the FHLB and through public agencies to secure borrowings, public funds,

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS - continued

and treasury, tax, and loan deposits. Detailed information concerning the Company's investment securities is contained in Note 2 to the unaudited financial statements.

LOANS

Loan balances, net of the allowance for loan losses, increased to $181.1 million as of June 30, 2001 compared to $178.5 million as of December 31, 2000. This increase was due to internal growth through operations. Information concerning the composition of the loan portfolio and concentrations of credit risk is contained in Note 3 to the unaudited financial statements.

DEPOSITS

Deposits increased to $282.2 million as of June 30, 2001 compared to $264.9 million as of December 31, 2000. This increase of $17.3 million or 6.5% was due to internal growth through operations. This growth was composed of $2.9 million in Demand and NOW deposits, $1.7 million in Money Market and Savings, $3.4 million in Time deposits under $100,000 and $9.3 million in Time deposits over $100,000. Of the $9.2 million in Time deposits over $100,000, $8.0 million was acquired through the State of California.

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

The following table sets forth the Company=s nonperforming assets at the dates indicated:

                                                   June 30,         December 31,
                                                     2001               2000
                                                  --------         ------------
                                                    (dollars in thousands)
Non-accrual loans
    Real estate
        Construction                                $    0            $    0
        Mortgage                                     1,653               864
    Commercial                                         125               135
    Installment                                          0                 0
    All other (including overdraft)                      0                 0
                                                    ------            ------
             Total non-accrual loans                 1,778               999

Loans 90 days or more past due and still accruing
    Real estate
        Construction                                     0                 0
        Mortgage                                         0                 0
    Commercial                                           0                 0
    Installment                                          0                 0
    All other (including overdraft)                      0                 0
                                                    ------            ------
       Total loans 90 days or more
          past due and still accruing                    0                 0
Total nonperforming loans                            1,778               999
Other real estate owned                                313               505
Total nonperforming assets                           2,091             1,504
                                                    ======            ======
Nonperforming loans as a percentage of
    total gross loans                                 0.97%             0.55%
                                                    ======            ======
Nonperforming assets as a percentage of
    total assets                                      0.61%             0.48%
                                                    ======            ======
Nonperforming assets as a percentage of
    total gross loans and OREO                        1.14%             0.83%
                                                    ======            ======

NON-ACCRUAL LOANS

Non-accrual loans are loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. Loans on non-accrual status totaled $1.8 million as of June 30, 2001 compared to $999,000 at December 31, 2000. This increase of approximately $801,000 was due primarily to one real estate loan that was placed on non-accrual during the second quarter. This loan is secured by a first trust deed on a commercial real estate building. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $43,700, $69,400 and $107,892 for the three and six months ended June 30, 2001 and year ended December 31, 2000, respectively.

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

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowance deemed appropriate for the balance of the loan portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgements, which differ from those of management.

As of June 30, 2001 the balance of the allowance for loan losses was $2.0 million compared to $1.8 million as of December 31, 2000. As a percentage of total loans the allowance was 1.1% as of June 30, 2001 and 1.0% as of December 31, 2000. Management believes the allowance at June 30, 2001 is adequate based on its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that changes in the current economic environment in the Company's principal market area or other circumstances will not result in increased losses in the loan portfolio in the future. Detailed information concerning activity in the allowance for loan losses is contained in
Note 3 to the unaudited financial statements.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) was $313,000 as of June 30, 2001 compared to $505,000 as of December 31, 2000. Other real estate owned properties are real estate properties acquired through or in lieu of loan foreclosure. The Bank sold one OREO property since December 31, 2001 and realized principal proceeds of $192,000 and net gains of $41,000.

CAPITAL

Shareholders' equity increased to $25.4 million as of June 30, 2001 compared to $23.5 million as of December 31, 2000. Year-to-date earnings of $1.2 million and an additional $646,000 in net unrealized gains on available-for-sale securities comprised the net change of $1.9 million.

At June 30, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of June 30, 2001 the Bank's regulatory total capital to risk-weighted assets ratio was 12.7% compared to 11.7% as of December 31, 2000. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 11.8% as of June 30, 2001 compared to 10.9% as of December 31, 2000. The Bank's regulatory tier 1 capital to average assets ratio was 7.8% as of June 30, 2001 compared to 7.9% as of December 31, 2000.

As of June 30, 2001 the Company's regulatory total capital to risk-weighted assets ratio was 12.9% compared to 11.8% as of December 31, 2000. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 11.0% as of June 30, 2001 compared to 9.7% as of December 31, 2000. The Company's regulatory tier 1 capital to average assets ratio was 7.4% as of June 30, 2001 compared to 7.8% as of December 31, 2000.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash and due from banks, deposits with other banks, overnight Federal Funds investments, interest bearing deposits in other financial institutions, unpledged available-for-sale investment securities and loans held-for-sale. As of June 30, 2001 liquid assets as a percentage of deposits were 37.3% compared to 32.9% as of December 31, 2000.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             RESULTS OF OPERATIONS
                             ---------------------

NET INCOME

Net income increased 15.1% to $1.2 million for the six months ended June 30, 2001 compared to $1.1 for the six months ended June 30, 2000. Basic earnings per share were $0.61 and $0.55 for the six months ended June 30, 2001 and 2000, respectively. Diluted earnings per share were $0.60 and $0.53 for the six months ended June 30, 2001 and 2000, respectively. The increase was due primarily to strong growth in earning assets, which increase was partially offset by the decline in rates by 275 basis points since December 31, 2000. See - Interest Income, following.

Net income increased 13.4% to $625,000 for the three months ended June 30, 2001 compared to $551,000 for the three months ended June 30, 2000. Basic earnings per share were $0.31 and $0.28 for the three months ended June 30, 2001 and 2000, respectively. Diluted earnings per share were $0.30 and $0.28 for the three months ended June 30, 2001 and 2000, respectively. See - Interest Income, following.

NET INTEREST INCOME

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

During the first six months of 2001 the Federal Reserve lowered rates by 275 basis points. These declines had negative rate variance impacts to net interest income of $963,000 and $589,000 for the six and three month periods ended June 30, 2001, respectively, as compared to the same periods in 2000. See - Rate/Volume Analysis of Net Interest Income, following. While the Company has been able to continue to grow net interest income through consistent growth in deposits, loans and securities, further declines in interest rates will impact the margin negatively.

Interest income for the six months ended June 30, 2001 increased to $12.8 million compared to $9.6 million for the six months ended June 30, 2000. This increase represents growth of $3.2 million or 33.6%. This increase was composed of $4.1million of interest income due to volume variances and $(933,000) due to rate variances. See - Rate/Volume Analysis of Net Interest Income, following.

Interest expense for the six months ended June 30, 2001 increased to $4.5 million compared to $3.0 million for the six months ended June 30, 2001. This represents an increase of $1.5 million or 50.7%. Volume variances contributed $1.49 million while rate variances contributed $30,000. The declines in interest rates did not immediately impact the Company's funding sources as the repricing characteristics of time deposits and other borrowings lag behind those of the earning asset portfolio.

Net interest income before provision for loan losses for the six months ended June 30, 2001 was $8.2 million, compared to $6.6 million for the six months ended June 30, 2000. While strong balance sheet growth has allowed for increased net interest income, this increase was substantially offset due to the decline in interest rates during the first half of 2001. This change in net interest income is highlighted within the Rate/Volume Analysis of Net Interest Income table, following.

Interest income for the three months ended June 30, 2001 increased to $6.4 million compared to $5.0 million for the three months ended June 30, 2000. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets, due to the aforementioned lowering of interest rates by the Federal Reserve Bank in the 1st quarter of 2001.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NET INTEREST INCOME - continued

Interest expense for the three months ended June 30, 2001 increased to $2.2 million compared to $1.7 million for the three months ended June 30, 2000. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities.

Net interest income before provision for loan losses for the three months ended June 30, 2001 was $4.1 million, compared to $3.4 million for the three months ended June 30, 2000.

The following table shows the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

         Distribution, Yield and Rate Analysis of Net Interest Income

                                                              As of and for the Six Month Period Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                              2001                                         2000
                                           -----------------------------------------       ----------------------------------------
                                                          Interest                                       Interest
                                           Average         Income/         Average         Average        Income/         Average
                                           Balance         Expense       Rate/Yield        Balance        Expense       Rate/Yield
                                           -------        ---------      ----------        -------       ---------      -----------
                                                                           (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/1/.....................     $183,818        $ 9,505          10.34%         $122,310        $6,843          11.19%
    Taxable investment securities:
        U.S. government securities....        1,004             28           5.58             1,011            28           5.61
        Mortgage backed securities....       75,280          2,292           6.09            65,410         2,059           6.26
    Other securities..................        5,798            183           6.33             2,816           105           7.45
    Tax-exempt investment securities:/2/
       Obligations of state and
        political subdivisions.........      22,974            584           5.09            16,410           452           5.51
    Federal funds sold.................       1,927             55           5.74               787            24           6.21
    FHLB Stock.........................       1,554             50           6.43             1,524            40           5.25
    Interest-earning deposits..........       1,965             66           6.72                 0             0           0.00
                                           --------        -------          -----          --------        ------          -----
Total interest-earning assets..........     294,320         12,763           8.67           210,268         9,551           9.08
Non-interest earning assets:
    Cash and due from banks............      19,748                                          17,695
    Premises and equipment, net........       5,744                                           4,291
    Other real estate owned............         413                                             826
    Accrued interest receivable........       1,828                                           1,334
    Other assets.......................      10,835                                           6,158
                                                                                           --------
Total non-interest earning assets......      38,568                                          30,304
                                           --------
     Total assets......................    $332,888                                        $240,572
                                           ========                                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
   Deposits:
     Money market......................      37,948            625           3.30            30,613           546           3.57
     NOW...............................      38,284            374           1.95            26,480           253           1.91
     Savings...........................      26,211            349           2.66            19,398           259           2.67
     Other time deposits...............      33,100            865           5.23            20,485           478           4.67
     Time certificates of deposit in
       denominations of $100,000
       or more.........................      43,443          1,161           5.34            17,212           444           5.16
     Other borrowings..................      21,060            595           5.65            23,066           714           6.19
        Company Obligated Mandatorily..
Redeemable Preferred Securities of
  Subsidiary Trust Holding Solely
  Junior Subordinated Debentures.......      10,000            547          10.94             5,525           302          10.93
                                           --------        -------          -----          --------        ------          -----
      Total interest-bearing
      liabilities......................     210,046          4,516           4.30           142,779         2,996           4.20
Non-interest-bearing liabilities:
    Demand deposits....................      95,221                                          76,454
    Other liabilities..................       2,997                                           1,829
                                                                                           --------
      Total non-interest-bearing
      liabilities......................      98,218                                          78,283
Stockholders' equity...................      24,624                                          19,510
     Total liabilities and
       stockholders' equity............    $332,888                                        $240,572
                                           ========                                        ========
Net interest income....................                    $ 8,247                                         $6,555
                                                           =======                                         ======
Net interest spread/2/.................                                      4.37%                                          4.89%
                                                                             =====                                          =====
Net interest margin/2/.................                                      5.60%                                          6.24%
                                                                             =====                                          =====

---------------
/1/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,058,170, $1,092,075 and $953,258 for the years ended December 31, 2000, 1999 and 1998, respectively. Loans are net of the allowance for loan losses and unearned income.

/2/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

The following table shows the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

            Distribution, Yield and Rate Analysis of Net Interest Income


                                                              As of and for the Six Month Period Ended June 30,
                                           ----------------------------------------------------------------------------------------
                                                              2001                                         2000
                                           -----------------------------------------       ----------------------------------------
                                                          Interest                                       Interest
                                           Average         Income/         Average         Average        Income/         Average
                                           Balance         Expense       Rate/Yield        Balance        Expense       Rate/Yield
                                           -------        ---------      ----------        -------       ---------      -----------
                                                                             (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/5/......................   $186,837          $4,746         10.16%         $128,139         $3,613         11.28%
    Taxable investment securities:
        U.S. government securities.....      1,003              14          5.53             1,010             14          5.57
        Mortgage backed securities.....     77,096           1,132          5.87            64,197          1,029          6.41
    Other securities...................      5,815              95          6.54             3,109             55          7.11
    Tax-exempt investment securities:/6/
       Obligations of state and
         political subdivisions........     22,908             291          5.08            20,847            288          5.53
    Federal funds sold.................      2,342              33          5.55               556             10          7.19
    FHLB Stock.........................      1,563              26          6.71             1,660             28          6.75
    Interest-earning deposits..........      1,186              19          6.41               180              2          4.44
                                          --------          ------         -----          --------         ------         -----
Total interest-earning assets..........    298,750           6,356          8.51           219,697          5,039          9.17
Non-interest earning assets:
    Cash and due from banks............     20,320                                          17,586
    Premises and equipment, net........      5,765                                           4,331
    Other real estate owned............        323                                             690
    Accrued interest receivable........      1,883                                           1,410
    Other assets.......................     10,934                                           4,442
                                                                                          --------
Total non-interest earning assets......     40,230                                          28,459
                                          --------
     Total assets......................   $338,980                                        $248,156
                                          ========                                        ========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
    Deposits:
     Money market......................     38,529             315          3.27            31,719            268          3.37
     NOW...............................     38,322             187          1.95            24,619            126          2.05
     Savings...........................     26,144             175          2.67            19,820            132          2.66
     Other time deposits...............     33,935             429          5.05            20,742            251          4.85
     Time certificates of deposit in
       denominations of $100,000 or
       more............................     44,284             565          5.11            17,384            228          5.25
     Other borrowings..................     21,004             276          5.26            25,071            398          6.34
        Company Obligated Mandatorily..
Redeemable Preferred Securities of
  Subsidiary Trust Holding Solely
  Junior Subordinated Debentures.......     10,000             275         11.00            10,000            275         11.00
                                          --------          ------         -----          --------         ------         -----
     Total interest-bearing
       liabilities.....................    212,218           2,222          4.19           149,355          1,678          4.49
Non-interest-bearing liabilities:
    Demand deposits....................     98,886                                          77,053
    Other liabilities..................      2,779                                           2,127
                                                                                          --------
     Total non-interest-bearing
       liabilities.....................    101,666                                          79,180
Stockholders' equity...................     25,096                                          19,621
     Total liabilities and
       stockholders' equity............   $338,980                                        $248,156
                                          ========                                        ========
Net interest income....................                    $4,134                                          $3,361
                                                           ======                                          ======
Net interest spread/7/.................                                     4.32%                                          4.68
                                                                            =====                                         =====
                                                                            5.53%                                          6.12
Net interest margin/8/.................                                     =====                                         =====

---------------
/3/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities adjusted to reflect tax benefit of tax-exempt income.

/4/ Represents net interest income as a percentage of average interest-earning assets adjusted to reflect tax benefit of tax-exempt income.

/5/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $746,000 and $513,000 for the six months ended June 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses and unearned income.

/6/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

The following table sets forth, for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

                  Rate/Volume Analysis of Net Interest Income

                                                    Six Month Period Ended                      Three Month Period Ended
                                                           June 30,                                     June 30,
                                                        2001 vs. 2000                                2001 vs. 2000
                                         --------------------------------------------  ------------------------------------------
                                                     Increases (Decreases)                        Increases (Decreases)
                                                       Due to Change In                             Due to Change In
                                         --------------------------------------------  ------------------------------------------
                                            Volume           Rate           Total         Volume          Rate          Total
                                         -------------  --------------  -------------  -------------  -------------  ------------
                                                                          (Dollars in Thousands)
Interest income:
    Loans, net/9/.....................      $3,442           $(780)         $2,662         $1,655         $(522)        $1,133
    Taxable investment securities:
        U. S. government securities...           0               0               0              0             0              0
        Mortgage backed securities....         310             (77)            233            207          (104)           103
    Other securities..................         110             (32)             78             48            (8)            40
        Tax-exempt securities:/10/
          Obligations of state and
            political subdivisions....         181             (49)            132             28           (25)             3
        Federal funds sold............          35              (4)             31             32           (10)            23
        FHLB Stock....................           1               9              10             (2)            0             (2)
        Interest-earning deposits.....          66               0              66             11             7             17

           Total......................      $4,145           $(933)         $3,212         $1,979         $(662)        $1,317
                                            ------           -----          ------         ------         -----         ------

Interest expense:
    Money market deposits.............      $  130           $ (51)             79             57           (10)            47
    NOW deposits......................         113               8             121             70            (9)            61
    Savings deposits..................          91              (1)             90             42             1             43
    Other time deposits...............         295              92             387            160            18            178
        Time certificates of deposit
          in denominations of $100,000
          or more.....................         678             39              717            353           (16)           337
        Other borrowings..............         (62)           (57)            (119)           (65)          (57)          (122)
        Solely junior subordinated
          debt........................         245              0              245              0             0              0
            Total.....................      $1,490          $  30           $1,520         $  617         $ (73)        $  544
                                            ------          -----           ------         ------         -----         ------

Change in net interest income.........      $2,655          $(963)          $1,692         $1,362         $(589)        $  773
                                            ======          =====           ======         ======         =====         ======

---------------
/7/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

/8/ Represents net interest income as a percentage of average interest-earning assets.

/9/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $422,000 and $254,000 for the three months ended June 30, 2001 and 2000. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

/10/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

PROVISION FOR LOAN LOSSES

Net charge-offs totaled approximately $45,000 for the six months ended June 30, 2001 compared to approximate net charge-offs of $88,000 for the six months ended June 30, 2000. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $175,000 for the six months ended June 30, 2001 compared to $80,000 for the six months ended June 30, 2000. The allowance for loan losses totaled $2.0 million for the quarter ended June 30, 2001 compared to $1.2 million for the quarter ended June 30, 2000. This increase was primarily attributable to the acquisition of Valley Merchant Bank's reserves of approximately $465,000 in August of 2000 (see -- Analysis of the Changes in the Allowance for Loan Losses, herein) and additional reserves booked in the interim of $350,000.


Net charge-offs totaled approximately $37,500 for the three months ended June 30, 2001 compared to approximate net charge-offs of $120,000 for the three months ended June 30, 2000. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $100,000 for the three months ended June 30, 2001 compared to $55,000 for the three months ended June 30, 2000.

In determining the adequacy of the allowance for loan losses, management initially considers the allowances specifically allocated to individual impaired loans, and next considers the level of general loss allowances deemed appropriate for the balance of the portfolio based on factors including the levels of classified assets, general portfolio trends relative to asset and portfolio size, asset categories, potential credit concentrations, non-accrual loan levels, historical loss experience, risks associated with changes in economic and business conditions, and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company=s allowance for loan losses. Such agencies may require the Company to make additional provisions for loan losses based upon judgments, which differ from those of management.

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Other operating income was $1.8 million for the six months ended June 30, 2001 compared to $1.4 million for the six months ended June 30, 2000. This represents an increase of approximately $304,000, or 21.0%.

Service fee income totaled $1.5 million for the six months ended June 30, 2001 compared to $1.3 for the six months ended June 30, 2000. This increase was mainly due to a larger customer base which is the driving force of fee income.

As interest rates declined over the first half of 2001, the Company experienced additional unrealized gains on its investment portfolio, net of taxes, of approximately $646,000, since December 31, 2000. This increased the aggregate unrealized gain to $1.6 million as of June 30, 2001. To partially offset the negative impact the declining rates had on net interest income management sold select securities at a gain throughout the first half of 2001 for realized gains of $209,000. Management may continue to hedge against the declining rate environment through this practice during the second half of 2001.

For the six months ended June 30, 2001 gains on sale of OREO were $41,000 compared to $173,000 for the six months ended June 30, 2000. As the Company continues to shrink its OREO portfolio (see -- Nonperforming Assets, herein) these gains will continue to decline as there will be fewer properties to sell.

Service fee income was $743,000 for the three month period ended June 30, 2001 compared to $630,000 for the three month period ended June 30, 2000. This increase is due primarily to the increase in the deposit base between the two periods.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER OPERATING INCOME - continued

Gain on sale of investment securities were $105,000, for the three months ended June 30, 2001, compared to $0 for the three months ended June 30, 2000. The Company did not initiate any sales during the second quarter of 2000.

For the three months ended June 30, 2001 there were $41,000 in gains on sale of OREO compared to $19,000 for the three month period ended June 30, 2000.

NON-INTEREST EXPENSE

Non-interest expense is incurred by the Company in its normal course of business. Salaries and employee benefits, occupancy, advertising, insurance, data processing, stationery and supplies, professional services and office are the major categories of non-interest expense.

The following table compares each of the components of non-interest expense for the three months ended June 30, 2001and 2000 respectively:

                                 FOR THE THREE MONTHS ENDED JUNE 30,
                               ---------------------------------------
                                        (dollars in thousands)
                                                             Change in
                                2001            2000          Dollars
                               ------          ------        ---------
Non-interest expense
    Salaries and employee
      benefits                 $2,120          $1,580           $540
    Occupancy and equipment       432             394             38
    Advertising and promotion      92             115            (23)
    Insurance and assessments      67              41             26
    Data Processing               311             213             98
    Stationary and supplies        77              70              7
    Professional                  121             100             21
    Office                        132             103             29
    Other                         597             595              2
                               ------          ------           ----
        Total Non-interest
          Expense              $3,949          $3,211           $738
                               ======          ======           ====

Non-interest expense increased to $3.9 million for the three months ended June 30, 2001 compared to $3.2 million for the three months ended June 30, 2000, an increase of $738,000 or 23.0%. This increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank (VMB), as well as leasing additional administrative space during the period.

Salaries and employee benefits increased $540,000 or 34.2% for the second quarter of 2001 as compared to the same period in 2000 due to (1) the addition of 32 employees associated with the purchase of VMB; (2) increased staffing in the branches and administration; and (3) periodic merit and promotional increases for employees.

Data processing costs increased $98,000 or 46.0%. Primarily, this was a result of increased volume in item and data processing relating to the acquisition of VMB.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE - continued

The following table compares each of the components of non-interest expense for the six months ended June 30, 2001 and 2000 respectively:

                                  FOR THE SIX MONTHS ENDED JUNE 30,
                               ---------------------------------------
                                        (dollars in thousands)
                                                             Change in
                                2001            2000          Dollars
                               ------          ------        ---------
Non-interest expense
    Salaries and employee      $4,145          $3,147          $  998
      benefits
    Occupancy and equipment       919             774             145
    Advertising and promotion     216             213               3
    Insurance and assessments     127              81              46
    Data Processing               582             426             156
    Stationary and supplies       184             136              48
    Professional                  269             271              (2)
    Office                        274             199              75
    Other                       1,173           1,164               9
                               ------          ------          ------
        Total Non-interest
          Expense              $7,889          $6,411          $1,478
                               ======          ======          ======

Non-interest expense increased to $7.9 million for the six months ended June 30, 2001 compared to $6.4 million for the six months ended June 30, 2000, an increase of $1.5 million or 23.1%. This increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank (VMB), as well as leasing additional administrative space during the period.

Salaries and employee benefits increased $998,000 or 31.7% for the six months ended June 30, 2001 as compared to the same period in 2000 due to (1) the addition of 32 employees associated with the purchase of VMB; (2) increased staffing in the branches and administration; and (3) periodic merit and promotional increases for employees.

Occupancy costs increased $145,000 or 18.7% for the six months ended June 30, 2001 as compared to the same period in 2000 primarily due to leasing additional administrative space and the additional occupancy costs associated with the purchase of VMB.

Data processing costs increased $156,000 or 36.6%. This increase is mainly attributable to the acquisition of VMB.

PROVISION FOR INCOME TAXES

The effective income tax rate was 35.8% for the three months ended June 30, 2001 compared to 25.9% for the three months ended June 30, 2000. Provision for income taxes totaled $349,000 and $193,000 for the three months ended June 30, 2001 and 2000 respectively.

The effective income tax rate was 35.8% for the six months ended June 30, 2001 compared to 28.7% for the six months ended June 30, 2000. Provision for income taxes totaled $693,000 and $433,000 for the six months ended June 30, 2001 and 2000 respectively.

MISCELLANEOUS

Regarding the potential California energy crisis, the impact to the Company will possibly include: (1) material increases in expenses relating to electrical consumption that could have a negative impact on the Company's future operating results; (2) electricity brownouts and blackouts, which could lead to a slowing of operations. The Company currently has in place business resumption plans, in the normal course of operations, which provide for normal disruptions in electricity and information systems. While the Company maintains battery back-up for its key computer systems, it does not maintain electrical generators at any of its branch or administrative sites.

                               BUSINESS BANCORP
                               OTHER INFORMATION

OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

None to report.

ITEM 2 - CHANGES IN SECURITIES

None to report

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None to report

ITEM 4 - SUBMISSION OF MATTERS TO SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on June 14, 2001. A quorum was established with the presence of 1,764,264 shares out of 2,026,869 shares of common stock outstanding. The following matters were voted upon at the annual meeting with the voting results as indicated:

Proposal 1. - ELECTION OF DIRECTORS - The following persons were elected as directors:

      Name                    Votes For           Votes Withheld
      ----                    ---------           --------------
D. William Bader              1,712,798               51,466

Neal T. Baker                 1,712,798               51,466

William E. Cozzo              1,712,798               51,466

John E. Duckworth             1,712,798               51,466

Alan J. Lane                  1,712,798               51,466

Robert L. Nottingham          1,712,798               51,466

John L. Riddell               1,712,798               51,466

Arnold Stubblefield           1,712,798               51,466

John L. Stubblefield          1,712,798               51,466

ITEM 5 - OTHER INFORMATION

None to report

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

     Exhibit 11.00 - Statement regarding computation of per share earnings (see
                     Note #4 to Financial Statements)

(b) Reports on Form 8-K

     None to report

                               BUSINESS BANCORP

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSINESS BANCORP
                                       a California corporation

DATE: August 10, 2001

                                       /S/ Alan J. Lane
                                       ----------------------------------------
                                       Alan J. Lane
                                       President
                                       Chief Executive Officer


                                       /S/ Travis Kawelmacher
                                       ----------------------------------------
                                       Travis Kawelmacher
                                       Vice President
                                       Controller