Form 10QSB
period 2001-09-30
BUSINESS BANCORP /CA/
filed 2001-11-14
CIK 1123841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001

[_] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from_________ to __________.


                          COMMISSION FILE NO. 0-31593

                               BUSINESS BANCORP
            (Exact name of registrant as specified in its charter)

          CALIFORNIA                                     33-0884369
          ----------                                     ----------
-------------------------------             ------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Number of shares of common stock outstanding as of November 12, 2001: 2,034,069

                               TABLE OF CONTENTS

                                                                                                        PAGE
                                                                                                        ----
                                       Part I - FINANCIAL INFORMATION

Item 1: Financial Statements

        Consolidated Balance Sheets As of September 30, 2001 and December 31, 2000....................    3

        Consolidated Statements of Income for the Nine and Three Months Ended
        September 30, 2001 and 2000...................................................................    4

        Consolidated Statements of Cash Flows for the Periods Ended September 30, 2001 and 2000.......    5

        Notes to Consolidated Financial Statements....................................................   6-8

Item 2: Management's Discussion and Analysis of Financial Condition and Results
        of Operations.................................................................................  9-19


                                       Part II - OTHER INFORMATION

Item 1: Legal Proceedings.............................................................................   20

Item 2: Changes in Securities.........................................................................   20

Item 3: Defaults Upon Senior Securities...............................................................   20

Item 4: Submission of Matters to a Vote of Security Holders...........................................   20

Item 5: Other Information.............................................................................   20

Item 6: Exhibits & Reports on Form 8-K................................................................   20

Signatures............................................................................................   21

                               BUSINESS BANCORP
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)

                                                                                     September, 2001     December 31, 2000
                                                                                     ---------------     -----------------
ASSETS                                                                                 (UNAUDITED)           (AUDITED)
                                                                                     ---------------     -----------------
Cash and due from banks                                                              $        22,323     $          16,921
Federal Funds Sold                                                                                 0                     0
                                                                                     ---------------     -----------------
         Cash and cash equivalents                                                            22,323                16,921
Interest bearing deposits in banks                                                               545                 3,364
Investment securities
    Available-for-sale                                                                       125,985                91,089
    Held-to-maturity                                                                           1,517                 1,005
Federal Home Loan Bank restricted stock, at cost                                               1,491                 1,246
Federal Reserve Bank restricted stock, at cost                                                   449                     0
Loans, net of unearned income                                                                183,091               171,448
Loans held-for-sale                                                                           11,895                 8,920
                                                                                     ---------------     -----------------
         Total Loans                                                                         194,986               180,368
         Less allowance for loan losses                                                       (1,986)               (1,843)
         Net Loans                                                                           193,000               178,525
Bank premises and equipment                                                                    6,263                 5,766
Accrued interest receivable                                                                    2,121                 2,050
Deferred tax asset                                                                                 0                   448
Other real estate owned, net                                                                     313                   505
Goodwill and other intangible assets                                                           7,106                 7,546
Other assets                                                                                   3,496                 3,076
                                                                                     ---------------     -----------------
         Total Assets                                                                $       364,609     $         311,541
                                                                                     ===============     =================
LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits
    Demand deposits                                                                          103,489                95,435
    NOW deposits                                                                              39,663                39,521
    Money market and savings deposits                                                         68,239                63,365
    Time deposits under $100,000                                                              35,449                30,814
    Time deposits $100,000 and over                                                           49,158                35,792
                                                                                     ---------------     -----------------
         Total Deposits                                                                      295,998               264,927
Borrowed Funds                                                                                29,825                10,125
Bancorp Obligated Mandatorily Redeemable
    Preferred Securities of Subsidiary Trust
    Holding Solely Junior Subordinated Debentures                                             10,000                10,000

Accrued interest and other liabilities                                                         2,541                 2,946
                                                                                     ---------------     -----------------
         Total Liabilities                                                                   338,364               287,998
                                                                                     ---------------     -----------------
Serial preferred stock - no par value, 2,000,000 shares

Common stock - no par value, 10,000,000 shares
     authorized; issued and outstanding 2,034,069 and 2,026,869 for
     periods ending September 30, 2001 and December 31, 2000, respectively                     6,687                 6,647

Retained Earnings                                                                             17,774                15,922

Accumulated other comprehensive income                                                         1,784                   974
                                                                                     ---------------     -----------------
         Total Stockholders' Equity                                                           26,245                23,543
                                                                                     ---------------     -----------------
         Total Liabilities and Stockholders' Equity                                  $       364,609     $         311,541
                                                                                     ===============     =================

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                            (dollars in thousands)

                                                      For the Three Month                            For the Nine Month
                                                         Periods Ended                                 Periods Ended
                                            ----------------------------------------     ------------------------------------------
                                              Sept. 30, 2001        Sept. 30, 2000         Sept. 30, 2001          Sept. 30, 2000
                                              --------------        --------------         --------------          --------------
Interest Income
    Interest and fees on loans                $        4,383        $        4,093         $        13,888         $       10,936
    Interest on investment securities
        Taxable                                        1,344                 1,156                   3,897                  3,386
        Exempt from Federal taxes                        294                   291                     878                    743
    Interest on Deposits                                  18                    27                      84                     29
    Interest on Federal funds sold                        40                     3                      95                     27
                                              --------------        --------------         ---------------         --------------
            Total Interest Income                      6,079                 5,570                  18,842                 15,121
                                              --------------        --------------         ---------------         --------------
Interest Expense
    Interest expense on deposits
        NOW and Money Market accounts                    515                   415                   1,514                  1,214
        Savings                                          182                   159                     531                    418
        Time deposits under $100,000                     391                   316                   1,256                    794
        Time deposits $100,000 and over                  497                   372                   1,658                    816
    Interest on Trust Preferred Securities               271                   278                     818                    580
    Interest on other borrowings                         265                   399                     860                  1,113
                                              --------------        --------------         ---------------         --------------
            Total Interest Expense                     2,121                 1,939                   6,637                  4,935
                                              --------------        --------------         ---------------         --------------
            Net Interest Income                        3,958                 3,631                  12,205                 10,186
Provision For Loan Losses                                 25                    50                     200                    130
            Net Interest Income After Provision        3,933                 3,581                  12,005                 10,056
                                              --------------        --------------         ---------------         --------------
Other Income
    Service fees                                         756                   704                   2,257                  1,964
    Gain on sale of SBA loans                              0                     0                       0                     12
    Gain on sale of other real estate owned                0                    24                      41                    197
    Gain / (loss) on sale of investment                  443                   (14)                    652                    (12)
                                              --------------        --------------         ---------------         --------------
            Total Other Income                         1,199                   714                   2,950                  2,161
                                              --------------        --------------         ---------------         --------------
Other Expenses
    Salary and employee benefits                       2,060                 1,684                   6,205                  4,831
    Occupancy, net                                       305                   242                     752                    618
    Furniture and equipment                              302                   233                     774                    631
    Other operating expenses                           1,481                 1,242                   4,306                  3,732
                                              --------------        --------------         ---------------         --------------
            Total Other Expenses                       4,148                 3,401                  12,037                  9,812
                                              --------------        --------------         ---------------         --------------
Income Before Income Taxes                               984                   894                   2,918                  2,405
                                              --------------        --------------         ---------------         --------------
Income Taxes                                             353                   312                   1,046                    745
                                              --------------        --------------         ---------------         --------------
Net Income                                    $          631        $          582         $         1,872         $        1,660
                                              ==============        ==============         ===============         ==============
Earnings Per Share
    Basic                                     $         0.31        $         0.29         $          0.92         $         0.84
                                              ==============        ==============         ===============         ==============
    Diluted                                   $         0.30        $         0.29         $          0.90         $         0.83
                                              ==============        ==============         ===============         ==============

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          PERIODS ENDED SEPTEMBER 30,

Cash Flows From Operating Activities                                                                   2001               2000
                                                                                                  --------------     --------------
    Net Income                                                                                    $        1,872     $        1,660
      Adjustment to reconcile net income to net cash provided by operating activities
          Depreciation and amortization of premises and equipment                                            499                517
          Amortization of intangibles                                                                        491                140
          Provision for possible loan loss                                                                   200                130
          Writedowns on other real estate owned                                                                0                 10
          Net (gain)/loss on sales of investment securities                                                 (652)                12
          Net gain on sale of OREO                                                                           (41)              (195)
          Net (gain)/loss on sale of assets                                                                    0                (26)
          Increase in accrued interest receivable                                                            (71)              (700)
          Decrease in deferred assets                                                                        448                  0
          Amortization of premium /(discount accretion) on investment securities, net                      1,161                550
          Decrease/(increase) in other assets                                                               (420)               639
          Decrease in other liabilities                                                                     (405)              (362)
                                                                                                  --------------     --------------
                  Net Cash Provided Through Operating Activities                                           3,082              2,375
                                                                                                  --------------     --------------
Cash Flows From Investing Activities
    Purchase of investment securities available-for-sale                                                 (82,384)           (10,932)
    Proceeds from sale of securities                                                                      26,236              3,398
    Proceeds from maturities of available-for-sale investment securities                                       0              1,879
    Principal reduction of mortgage-backed securities                                                     20,488              6,066
    Net decrease in interest bearing deposits in financial institutions                                    2,819                586
    Net increase in FHLB stock                                                                              (245)              (565)
    Net increase in loans to customers                                                                   (14,475)           (25,815)
    Purchase of Valley Merchants Bank (net of cash & cash equivalents acquired)                                0             (5,554)
    Recoveries of loans previously written off                                                                47                144
    Capital expenditures                                                                                  (1,163)            (1,111)
    Proceeds from sale of equipment                                                                           14                 26
    Proceeds from sale of other real estate owned                                                            192                852
                                                                                                  --------------     --------------
                  Net Cash Used In Investing Activities                                                  (48,471)           (31,026)
                                                                                                  --------------     --------------
Cash Flows From Financing Activities
    Net increase in demand deposits, NOW , savings and money market accounts                              13,070              9,386
    Net increase in certificates of deposit                                                               18,001             18,646
    Net increase in FHLB borrowings                                                                       19,700              1,950
    Stock options exercised, net of tax effect                                                                40                365
    Cash dividend paid                                                                                       (20)                 0
    Issuance of company obligated mandatorily redeemable preferred securities
      of subsidiary trust holding solely junior subordinated debentures                                        0             10,000
                                                                                                  --------------     --------------
                  Net Cash Provided Through Financing Activities                                          50,791             40,347
                                                                                                  --------------     --------------
Net (Decrease)/Increase In Cash And Cash Equivalents                                                       5,402             11,696
                                                                                                  --------------     --------------
Cash And Cash Equivalents, Beginning of Year                                                              16,921             13,971
                                                                                                  --------------     --------------
Cash And Cash Equivalents, End of Period                                                          $       22,323     $       25,667
                                                                                                  ==============     ==============
Supplemental Disclosure Of Cash Flows Information
    Cash paid for interest                                                                        $        6,975     $        4,575
                                                                                                  ==============     ==============
    Cash paid for taxes                                                                           $          930     $          693
                                                                                                  ==============     ==============
Non-Cash Investing Activities
    Net change in accumulated other comprehensive income                                          $          810     $          873
                                                                                                  ==============     ==============

See accompanying notes to unaudited consolidated financial statements

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #1 - BASIS OF PRESENTATION

The interim financial statements included herein have been prepared by Business Bancorp without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC.) The interim financial statements include Business Bancorp and its wholly owned subsidiaries Business Bank of California (the "Bank") and Business Capital Trust I (the "Trust"), (collectively the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Year 2000 Form 10-KSB Annual Report, as filed with the SEC (the "Annual Report"). In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended September 30, 2001, have been included. Certain reclassifications may have been made to prior year amounts to conform to the 2001 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

The amortized cost and estimated fair value of investment securities at September 30, 2001 and December 31, 2000, were as follows:

Available-for-Sale Securities  - (dollars in thousands)
-----------------------------

                                                 September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                        Amortized Cost      Gross Unrealized Gains       Gross Unrealized Losses       Fair Value
                                        --------------      ----------------------       -----------------------       ----------
Municipal agencies                       $      22,055           $      1,367                 $           0          $       23,422
Mortgage backed securities                      98,774                  1,673                           (38)                100,409
Corporate Bonds                                  2,034                    120                             0                   2,154
                                         -------------           ------------                 -------------          --------------
                              Total      $     122,863           $      3,160                 $         (38)         $      125,985
                                         =============           ============                 =============          ==============

                                                  December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                        Amortized Cost      Gross Unrealized Gains       Gross Unrealized Losses       Fair Value
                                        --------------      ----------------------       -----------------------       ----------
Municipal agencies                       $      22,058           $      1,042                 $        (105)         $       22,995
Mortgage backed securities                      61,640                    732                           (39)                 62,333
Corporate Bonds                                  5,736                     46                           (21)                  5,761
                                         -------------           ------------                 -------------          --------------
                              Total      $      89,434           $      1,820                 $        (165)         $       91,089
                                         =============           ============                 =============          ==============

Held-to-Maturity Securities - (dollars in thousands)
---------------------------

                                                 September 30, 2001
------------------------------------------------------------------------------------------------------------------------------------
                                        Amortized Cost      Gross Unrealized Gains       Gross Unrealized Losses       Fair Value
                                        --------------      ----------------------       -----------------------       ----------
U.S. Treasury notes                      $       1,517           $          0                 $          (1)         $        1,516
                                         =============           ============                 =============          ==============

                                                December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                        Amortized Cost      Gross Unrealized Gains       Gross Unrealized Losses       Fair Value
                                        --------------      ----------------------       -----------------------       ----------
U.S. Treasury notes                      $       1,005           $          1                 $           0          $        1,006
                                         =============           ============                 =============          ==============

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND RESERVE FOR POSSIBLE LOAN LOSSES

Loan portfolio composition at September 30, 2001 and December 31, 2000, was as follows - (dollars in thousands)

                                          September 30, 2001   December 31, 2000
                                          ------------------   -----------------
Real Estate                                  $    131,569         $    120,832
Commercial                                         39,599               37,448
Installment                                        11,416               12,703
All other (including overdrafts)                    1,422                1,544
                                             ------------         ------------
                                                  184,006              172,527
Less: Unearned income                                (915)              (1,079)
                                             ------------         ------------
        Loans, Net of Unearned Income        $    183,091         $    171,448
                                             ============         ============
Loans held-for-sale                          $     11,895         $      8,920
                                             ============         ============

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

Analysis of the changes in the allowance for loan losses is as follows - (dollars in thousands):

                                              September 30, 2001           December 31, 2000            September 30, 2000
                                              ------------------           -----------------            ------------------
Balance at beginning of year                     $     1,843                 $        1,242                $      1,242
Adjustments
(acquisition of Valley Merchants Bank)                     0                            465                         465
Charge-offs
    Real estate loans
        Construction                                       0                              0                           0
        Mortgage                                           0                              0                           0
    Commercial                                            74                            225                         220
    Installment                                           30                             34                          30
    All other (including overdraft)                        0                             17                          12
                                                 -----------                 --------------                ------------
                Total                                    104                            276                         262
Recoveries
    Real estate loans
        Construction                                       0                              0                           0
        Mortgage                                           0                             28                          28
    Commercial                                            37                            110                          99
    Installment                                            7                              4                           4
    All other (including overdraft)                        3                             15                          13
                                                 -----------                 --------------                ------------
                Total                                     47                            157                         144
                                                 -----------                 --------------                ------------
Net loan charge-offs (recoveries)                         57                            119                         118
    Provisions charged to operating expense              200                            255                         130
                                                 -----------                 --------------                ------------
                Balance at end of period         $     1,986                 $        1,843                $      1,719
                                                 ===========                 ==============                ============

                               BUSINESS BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note #3 - LOANS AND ALLOWANCE FOR LOAN LOSSES - continued

At September 30, 2001, the Bank was contingently liable for letters of credit accommodations made to its customers totaling $2.8 million and undisbursed loan commitments in the amount of $63.7 million. The Bank makes commitments to extend credit in the normal course of business to meet the financing needs of its customers. Commitments to extend credit are agreements to lend to a customer as long as there in no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total outstanding commitment amount does not necessarily represent future cash requirements. Standby letters of credit written are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank anticipates no losses as a result of such transactions.

The allowance for credit losses related to loans that are identified for evaluation, in accordance with FASB Statement No. 114, is based on discounted cash flows using the loan's initial effective interest rate or the fair value of the collateral for certain collateral dependent loans.

Management believes that the allowance for credit losses at September 30, 2001 is prudent and warranted, based on information currently available. However, no prediction of the ultimate level of loans charged-off in future years can be made with any certainty.

Note #4 - EARNINGS PER SHARE

Basic earnings per share are based on the weighted average number of shares outstanding before any dilution from common stock equivalents. Diluted earnings per share include common stock equivalents from the effect of the exercise of stock options.

The total number of shares used for calculating basic and diluted earnings per share for the nine months ending September 30, 2001 was 2,027,067 and 2,086,076, respectively. The total number of shares used for calculating basic and diluted earnings per share for the nine months ending September 30, 2000 was 1,985,038 and 2,006,368, respectively.

The total number of shares used for calculating basic and diluted earnings per share for the three months ending September 30, 2001 was 2,027,462 and 2,114,214, respectively. The total number of shares used for calculating basic and diluted earnings per share for the three months ending September 30, 2000 was 1,985,038 and 2,011,820, respectively.

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

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    GENERAL
                                    -------

The following is management's discussion and analysis of the major factors that influenced the financial performance of the Company for the nine and three months ended September 30, 2001. This analysis should be read in conjunction with the Company's audited financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-KSB, and with the unaudited financial statements and notes as set forth in this report.

Statements concerning future performance, developments or events concerning expectation for growth and market forecasts, and any other guidance on future periods, constitute forward-looking statements which are subject to a number of risks and uncertainties which might cause actual results to differ materially from stated expectations.

Business Bancorp is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended, and is headquartered in San Bernardino, California. The Company was incorporated in October 1999 and acquired all of the outstanding shares of Business Bank of California (the "Bank") in January 2000. The Company's principal subsidiary is the Bank. The Company exists primarily for the purpose of holding the stock of this subsidiary and of such subsidiaries as it may acquire or establish.

The Bank became a member of the Federal Reserve System effective September 20, 2001 and was previously a state-chartered non-member bank. It was incorporated under the laws of the State of California on June 15, 1983, and opened for business in April 1984. The Bank currently operates its main office in San Bernardino and eight additional branch offices. All of the Bank's offices are located in the counties of Riverside and San Bernardino, in an area of southern California commonly known as the "Inland Empire."


                              FINANCIAL CONDITION
                              -------------------

GENERAL

Net income for the quarter ended September 30, 2001, was $631,000 or $0.30 per diluted share, compared to $582,000 or $0.29 per diluted share for the same quarter last year. Year-to-date, net income was $1.87 million, compared to year-to-date net income of $1.70 million for the same nine months of 2000.

Total assets of the Company/1/ increased to $364.6 million as of September 30, 2001 compared to $311.5 million as of December 31, 2000 and $318.7 million as of September 30, 2000. This growth was generated through internal growth through operations.

Total loans were $195.0 million as of September 30, 2001. This represents an increase of $14.6 million or 8.1% over the December 31, 2000 balance of $180.4 million and an increase of $17.0 million or 9.6% over the September 30, 2000 balance of $178.0 million. This growth was generated through internal growth through operations.

Deposits grew to $296.0 million as of September 30, 2001 compared to $264.9 million and $264.4 million for the periods ended December 31, 2000 and September 30, 2000. Year-to-date deposits have increased $31.1 million or 11.7%. Since September 30, 2000 deposits have increased $31.6 million or 12.0%. This growth was generated through internal growth through operations.

Stockholders' equity increased to $26.2 million as of September 30, 2001 compared to $23.5 million as of December 31, 2000 and $21.6 million as of September 30, 2000.


--------
/1/ As used throughout this section, the term "Company" includes, where appropriate, both Business Bancorp and its consolidated subsidiary, Business Bank.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INVESTMENTS

The Company's investment portfolio consists primarily of obligations of mortgage-backed securities, obligations of state and political authorities, commercial paper, and interest bearing deposits in other financial institutions. Mortgage-backed securities totaled $100.4 million as of September 30, 2001 as compared to $62.3 million as of December 31, 2000. Securities issued by state and political authorities totaled $23.4 million as of September 30, 2001 as compared to $23.0 million as of December 31, 2000. Commercial paper totaled $2.2 million on September 30, 2001, compared totals of $5.8 million for December 31, 2001. Certificate of deposits held at other banks decreased to $545,000 at September 30, 2001 from $3.4 million at December 31, 2000. This decrease was fully attributable to maturities. Many of the securities are held as collateral at the FHLB and through public agencies to secure borrowings, public funds, and treasury, tax, and loan deposits. Detailed information concerning the Company's investment securities is contained in Note 2 to the unaudited financial statements.

LOANS

Loan balances, net of the allowance for loan losses, increased to $193.0 million as of September 30, 2001 compared to $178.5 million as of December 31, 2000. This increase was due to internal growth through operations. Information concerning the composition of the loan portfolio and concentrations of credit risk is contained in Note 3 to the unaudited financial statements.

DEPOSITS

Deposits increased to $296.0 million as of September 30, 2001 compared to $264.9 million as of December 31, 2000. This increase of $31.1 million or 11.7% was due to internal growth through operations. This growth was composed of $8.2 million in Demand and NOW deposits, $4.9 million in Money Market and Savings, $4.6 million in Time deposits under $100,000 and $13.4 million in Time deposits over $100,000. Of the $13.4 million growth in Time deposits over $100,000, $8.0 million was acquired through the State of California. Information concerning the breakdown of deposits at 09/30/01 and 12/31/00 is contained in the Consolidated Balance Sheets.

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

The following table sets forth the Company's nonperforming assets at the dates indicated:
(dollars in thousands)

                                                               September         December 31,
                                                                30, 2001             2000
                                                              ------------      --------------
Non-accrual loans
    Real estate
        Construction                                          $          0      $            0
        Mortgage                                                     1,628                 864
    Commercial                                                         119                 135
    Installment                                                          0                   0
    All other (including overdraft)                                      5                   0
                                                              ------------      --------------
                           Total non-accrual loans                   1,752                 999

Loans 90 days or more past due and still accruing
    Real estate
        Construction                                                     0                   0
        Mortgage                                                         0                   0
    Commercial                                                           6                   0
    Installment                                                          0                   0
    All other (including overdraft)                                    102                   0
                                                              ------------      --------------
      Total loans 90 days or more past due and still accruing          108                   0
Total nonperforming loans                                            1,860                 999
Other real estate owned                                                313                 505
                                                              ------------      --------------
                        Total nonperforming assets                   2,173               1,504
                                                              ============      ==============
Nonperforming loans as a percentage of
    total gross loans                                                 0.95%               0.55%
                                                              ============      ==============
Nonperforming assets as a percentage of
    total assets                                                      0.60%               0.48%
                                                              ============      ==============
Nonperforming assets as a percentage of
    total gross loans and OREO                                        1.12%               0.83%
                                                              ============      ==============

Non-accrual loans are loans where the original contractual amount may not be fully collectible. The Company measures its impaired loans by using the fair value of the collateral if the loan is collateral dependent and the present value of the expected future cash flows discounted at the loan's effective interest rate if the loan is not collateral dependent. The Company places loans on non-accrual status that are delinquent 90 days or more or when a reasonable doubt exists as to the collectibility of interest and principal. As indicated in the preceding table, loans on non-accrual status totaled $1.8 million as of September 30, 2001 compared to $999,000 at December 31, 2000. This increase of approximately $801,000 was due primarily to one real estate loan that was placed on non-accrual during the second quarter. This loan is secured by a first trust deed on a commercial real estate building. Interest income that would have been recognized on non-accrual loans if they had performed in accordance with the terms of the loans was approximately $35,000, $105,000 and $107,892 for the three and nine months ended September 30, 2001 and year ended December 31, 2000, respectively.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance is increased by provisions charged against earnings and reduced by net loan charge- offs. Loans are charged off when they are deemed to be uncollectible, or partially charged off when portions of a loan are deemed to be uncollectible. Recoveries are generally recorded only when cash payments are received.

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

As of September 30, 2001 the balance of the allowance for loan losses was $2.0 million compared to $1.8 million as of December 31, 2000. As a percentage of total loans the allowance was 1.0% as of September 30, 2001 and 1.0% as of December 31, 2000. Management believes the allowance at September 30, 2001 is adequate based on its ongoing analysis of the loan portfolio, historical loss trends and other factors. However, no assurance can be given that changes in the current economic environment in the Company's principal market area or other circumstances will not result in increased losses in the loan portfolio in the future. Detailed information concerning activity in the allowance for loan losses is contained in Note 3 to the unaudited financial statements.

OTHER REAL ESTATE OWNED

Other real estate owned (OREO) was $313,000 as of September 30, 2001 compared to $505,000 as of December 31, 2000. Other real estate owned properties are real estate properties acquired through or in lieu of loan foreclosure. The Bank sold one OREO property since December 31, 2001 and realized principal proceeds of $192,000 and net gains of $41,000.

CAPITAL

Shareholders' equity increased to $26.2 million as of September 30, 2001 compared to $23.5 million as of December 31, 2000. Year-to-date earnings of $1.9 million and an additional $810,000 in net unrealized gains on available-for-sale securities comprised the net change of $2.7 million.

At September 30, 2001 and December 31, 2000, all capital ratios were above all current Federal capital guidelines for a "well capitalized" bank. As of September 30, 2001 the Bank's regulatory total capital to risk-weighted assets ratio was 11.5% compared to 11.7% as of December 31, 2000. The Bank's regulatory tier 1 capital to risk-weighted assets ratio was 10.7% as of September 30, 2001 compared to 10.9% as of December 31, 2000. The Bank's regulatory tier 1 capital to average assets ratio was 7.8% as of September 30, 2001 compared to 7.9% as of December 31, 2000.

As of September 30, 2001 the Company's regulatory total capital to risk-weighted assets ratio was 11.7% compared to 11.8% as of December 31, 2000. The Company's regulatory tier 1 capital to risk-weighted assets ratio was 10.2% as of September 30, 2001 compared to 9.7% as of December 31, 2000. The Company's regulatory tier 1 capital to average assets ratio was 7.4% as of September 30, 2001 compared to 7.8% as of December 31, 2000.

LIQUIDITY

The Bank closely monitors its liquidity so that the cash requirements for loans and deposit withdrawals are met in an economical manner. Management monitors liquidity in relation to trends of loans and deposits for short term and long term requirements. Liquidity sources are cash and due from banks, deposits with other banks, overnight Federal Funds investments, interest bearing deposits in other financial institutions, unpledged available-for-sale investment securities and loans held-for-sale. As of September 30, 2001 liquid assets as a percentage of deposits were 32.9% compared to 32.9% as of December 31, 2000.

                                BUSINESS BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS
                              ---------------------
NET INCOME

Net income increased 12.8% to $1.9 million for the nine months ended September 30, 2001 compared to $1.7 for the nine months ended September 30, 2000. Basic earnings per share were $0.92 and $0.84 for the nine months ended September 30, 2001 and 2000, respectively. Diluted earnings per share were $0.90 and $0.83 for the nine months ended September 30, 2001 and 2000, respectively. The increase was due primarily to strong growth in earning assets, which increase was partially offset by the decline in rates by 350 basis points since December 31, 2000. See - Interest Income, following.

Net income increased 8.4% to $631,000 for the three months ended September 30, 2001 compared to $582,000 for the three months ended September 30, 2000. Basic earnings per share were $0.31 and $0.29 for the three months ended September 30, 2001 and 2000, respectively. Diluted earnings per share were $0.30 and $0.29 for the three months ended September 30, 2001 and 2000, respectively. See - Interest Income, following. Business Bancorp's return on average equity was 10.03%and 10.90% for the nine months ended September 31, 2001 and 2000, respectively, and the return on average assets for the same periods was 0.74%and 0.88%, respectively. These decreases were primarily due to goodwill amortization related to the acquisition of Valley Merchants Bank, N.A. in August of 2000 and the decline in interest rates experienced in the first nine months of 2001.

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

During the first nine months of 2001 the Federal Reserve lowered rates by 350 basis points. These declines had negative rate variance impacts to net interest income of $1.7 million and $675,000 for the nine and three month periods ended September 30, 2001, respectively, as compared to the same periods in 2000. See - Rate/Volume Analysis of Net Interest Income, following. While the Company has been able to continue to grow net interest income through consistent growth in deposits, loans and securities, further declines in interest rates will impact the margin negatively.

Interest income for the nine months ended September 30, 2001 increased to $18.8 million compared to $15.1 million for the nine months ended September 30, 2000. This increase represents growth of $3.7 million or 24.5%. This increase was composed of $5.7million of interest income due to volume variances and $(2.0) million due to rate variances. See - Rate/Volume Analysis of Net Interest Income, following.

Interest expense for the nine months ended September 30, 2001 increased to $6.6 million compared to $4.9 million for the nine months ended September 30, 2001. This represents an increase of $1.7 million or 34.7%. Volume variances contributed $2.1 million while rate variances contributed $(365,000). The declines in interest rates did not immediately impact the Company's funding sources as the repricing characteristics of time deposits and other borrowings lag behind those of the earning asset portfolio.

Net interest income before provision for loan losses for the nine months ended September 30, 2001 was $12.2 million, compared to $10.2 million for the nine months ended September 30, 2000. While strong balance sheet growth has allowed for increased net interest income, this increase was substantially offset due to the decline in interest rates during the first nine months of 2001. This change in net interest income is highlighted within the Rate/Volume Analysis of Net Interest Income table, following.

Interest income for the three months ended September 30, 2001 increased to $6.1 million compared to $5.6 million for the three months ended September 30, 2000. This increase was due to an increase in the average balance of interest earning assets, partially offset by a decrease in the yield on those assets, due to the aforementioned lowering of interest rates by the Federal Reserve Bank.

Interest expense for the three months ended september 30, 2001 increased to $2.1 million compared to $1.9 million for the three months ended September 30, 2000. This increase was due to an increase in average deposits and other borrowings, combined with a change in the composition of those liabilities, and by an increase in the cost of those liabilities.

Net interest income before provision for loan losses for the three months ended September 30, 2001 was $4.0 million, compared to $3.6 million for the three months ended September 30, 2000.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

                                                         Distribution, Yield and Rate Analysis of Net Interest Income
                                                            As of and for the Nine Month Period Ended September 30,
                                                            -------------------------------------------------------
                                                                   2001                                    2000
                                                    -------------------------------------   ----------------------------------
                                                                   Interest                             Interest
                                                    Average        Income/      Average      Average    Income/       Average
                                                    Balance        Expense     Rate/Yield    Balance    Expense      Rate/Yield
                                                    -------        --------    ----------    -------    -------      ----------
                                                                              (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/2/................................  $ 185,382      $  13,888       9.99%     $ 131,340   $   10,936      11.10%
    Taxable investment securities:
      U. S. government securities................      1,008             43       5.69          1,010           43       5.68
      Mortgage backed securities.................     80,473          3,506       5.81         65,247        3,115       6.37
    Other securities.............................      5,761            275       6.37          2,966          156       7.01
    Tax-exempt investment securities:/3/
      Obligations of state and
        political subdivisions...................     23,034            878       5.08         18,232          743       5.43
    Federal funds sold...........................      2,807             95       4.51            534           27       6.74
    FHLB Stock...................................      1,491             73       6.53          1,602           72       5.99
    Interest-earning deposits....................      1,661             84       6.74            512           29       7.55
                                                   ---------      ---------      -----      ---------   ----------      -----
Total interest-earning assets....................    301,617         18,842       8.33        221,443       15,121       9.10
Non-interest earning assets:
    Cash and due from banks......................     19,741                                   18,539
    Premises and equipment, net..................      5,784                                    4,458
    Other real estate owned......................        379                                      731
    Accrued interest receivable..................      1,791                                    1,434
    Other assets.................................      9,973                                    5,482
                                                                                            ---------
Total non-interest earning assets................     37,668                                   30,644
                                                   ---------
        Total assets.............................  $ 339,285                                $ 252,087
                                                   =========                                =========
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
    Deposits:
        Money market.............................     39,113            945       3.22         31,583          848       3.58
        NOW......................................     38,817            569       1.95         26,905          366       1.81
        Savings..................................     26,646            531       2.66         20,755          418       2.69
        Other time deposits......................     33,559          1,256       4.99         21,777          794       4.86
        Time certificates of deposit in
        denominations of $100,000 or more........     44,284          1,658       4.99         20,017          816       5.44
        Other borrowings.........................     21,774            860       5.27         23,312        1,113       6.37
        Company Obligated Mandatorily
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures..........................     10,000            818      10.91          7,080          580      10.92
                                                   ---------      ---------      -----      ---------   ----------      -----
        Total interest-bearing liabilities.......    214,193          6,637       4.13%       151,429        4,935       4.35%
Non-interest-bearing liabilities:
    Demand deposits..............................     97,333                                   78,897
    Other liabilities............................      2,865                                    1,457
                                                                                            ---------
        Total non-interest-bearing liabilities...    100,198                                   80,354
Stockholders' equity.............................     24,894                                   20,304
        Total liabilities and
        stockholders' equity.....................  $ 339,285                                $ 252,087
                                                   =========                                =========
Net interest income..............................                 $  12,205                             $   10,186
                                                                  =========                             ==========
Net interest spread/4/...........................                                 4.20%                                  4.76%
                                                                                  ====                                  =====
Net interest margin/5/...........................                                 5.40%                                  6.13%
                                                                                  ====                                  =====

------------------------------

/2/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $897,649 and $782,385 for the periods ended September 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses and unearned income.

/3/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

/4/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

/5/ Represents net interest income as a percentage of average interest-earning assets.

                                BUSINESS BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table shows the Company's average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

                                                          Distribution, Yield and Rate Analysis of Net Interest Income
                                                             As of and for the Three Month Period Ended September 30,
                                                            ---------------------------------------------------------
                                                                     2001                                 2000
                                                            --------------------             ------------------------
                                                                   Interest                               Interest
                                                        Average     Income/      Average      Average      Income/         Average
                                                        Balance     Expense     Rate/Yield     Balance      Expense       Rate/Yield
                                                        -------     -------     ----------     -------      -------       ----------
                                                                              (Dollars in Thousands)
Assets:
Interest-earning assets:
    Loans, net/6/...............................      $   186,337  $   4,383       9.41%       $   149,674  $    4,093       10.94%
    Taxable investment securities:
      U. S. government securities...............            1,018         15       5.89              1,008          15        5.95
      Mortgage backed securities................           90,689      1,214       5.35             64,716       1,058        6.54
    Other securities............................            5,688         92       6.47              3,271          51        6.24
    Tax-exempt investment securities:/7/
      Obligations of state and
        political subdivisions..................           23,152        294       5.08             21,931         291        5.31
    Federal funds sold..........................            4,539         40       3.52                220           3        5.45
    FHLB Stock..................................            1,419         23       6.48              1,760          32        7.27
    Interest-earning deposits...................              885         18       7.51              1,552          27        6.96
                                                      -----------  ---------       ----        -----------  ----------       -----
Total interest-earning assets...................          313,727      6,079       7.75            244,132       5,570        9.13
Non-interest earning assets:
    Cash and due from banks.....................           19,726                                   20,253
    Premises and equipment, net.................            5,861                                    4,797
    Other real estate owned.....................              313                                      538
    Accrued interest receivable.................            1,717                                    1,637
    Other assets................................            7,902                                    4,110
Total non-interest earning assets...............           35,519                                   31,335
                                                      -----------                              -----------
      Total assets..............................      $   349,246                              $   275,467
                                                      ===========                              ============
Liabilities and Stockholders' Equity:
Interest-bearing liabilities:
    Deposits:
      Money market..............................           41,404        320       3.09             33,552         302        3.60
      NOW.......................................           39,644        195       1.97             27,768         113        1.63
      Savings...................................           27,480        182       2.65             23,510         159        2.71
      Other time deposits.......................           34,456        391       4.54             24,400         316        5.18
      Time certificates of deposit in
      denominations of $100,000 or more.........           45,960        497       4.33             25,712         372        5.79
      Other borrowings..........................           21,360        265       4.96             23,811         399        6.70
      Company Obligated Mandatorily
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures.........................           10,000        271      10.84             10,000         278       10.84
                                                      -----------  ---------      -----        -----------  ----------       -----

      Total interest-bearing liabilities........          220,304      2,121       3.85%           168,753       1,939        4.60%
Non-interest-bearing liabilities:
    Demand deposits.............................          100,586                                   83,339
    Other liabilities...........................            2,519                                    1,459
                                                                                               -----------
      Total non-interest-bearing liabilities
Stockholders' equity............................          103,105                                   84,798
                                                           25,837                                   21,916
      Total liabilities and stockholder'
equity..........................................      $   349,246                              $   275,467
                                                      ===========                              ===========
Net interest income.............................                   $   3,958                                $    3,631
                                                                   =========                                ==========
Net interest spread/8/..........................                                        3.90%                                 4.53%
                                                                                        =====                                =====
Net interest margin/9/..........................                                        5.05%                                 5.95%
                                                                                        =====                                =====

----------------------

     /6/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $336,034 and $263,647 for the three months ended September 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses and unearned income.

     /7/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

     /8/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities.

     /9/ Represents net interest income as a percentage of average interest-earning assets.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth , for the periods indicated, the dollar amount of changes in interest earned and paid for interest-earning assets and interest-bearing liabilities and the amount of change attributable to changes in average daily balances (volume) or changes in average daily interest rates (rate). The variances attributable to both the volume and rate changes have been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amount of the changes in each:

                                            Rate/Volume Analysis of Net Interest Income

                                                       Nine Month Period Ended                   Three Month Period Ended
                                                            September 30,                             September 30,
                                                            2001 vs. 2000                              2001 vs. 2000
                                                -----------------------------------         ---------------------------------
                                                       Increases (Decreases)                      Increases (Decreases)
                                                          Due to Change In                           Due to Change In
                                                -----------------------------------         ---------------------------------
                                                Volume          Rate          Total         Volume          Rate         Total
                                                ------          ----          -----         ------          ----         -----
                                                                             (Dollars in Thousands)
Interest income:
           Loans, net/10/.................     $  4,500      $  (1,548)      $  2,952      $  1,003      $    (713)     $   290
           Taxable investment securities:
              U. S. government
                securities................            0              0              0             0              0            0
              Mortgage backed securities..          727           (336)           391           425           (269)         156
           Other securities...............          147            (28)           119            38              3           41
           Tax-exempt securities:/11/
              Obligations of state and
                political subdivisions....          196            (61)           135            16            (13)           3
           Federal funds sold.............          115            (47)            68            59            (22)          37
           FHLB Stock.....................           (5)             6              1            (6)            (3)          (9)
           Interest-earning deposits......           65            (10)            55           (12)             3           (9)

                Total.....................     $  5,745      $  (2,024)      $  3,721      $  1,523      $  (1,014)     $   509
                                               --------      ---------       --------      --------      ---------      -------

Interest expense:
           Money market deposits..........          202           (105)            97            71            (53)          18
           NOW deposits...................          162             41            203            48             34           82
           Savings deposits...............          119             (6)           113            27             (4)          23
           Other time deposits............          430             32            462           130            (55)          75
           Time certificates of deposit in
              denominations of $100,000
              or more.....................          989           (147)           842           293           (168)         125
           Other borrowings...............          (73)          (180)          (253)          (41)           (93)        (134)
           Solely junior
              subordinated debt...........          238              0            238            (7)             0           (7)

                Total.....................     $  2,067      $    (365)      $  1,702      $    521      $    (339)     $   182
                                               --------      ---------       --------      --------      ---------      -------

Change in net interest income.............     $  3,678      $  (1,659)      $  2,019      $  1,002      $    (675)     $   327
                                               ========      =========       ========      ========      =========      =======

______________
  /10/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $336,034 and $263,647 for the three months ended September 30, 2001 and 2000. Loan fees were approximately $897,649 and $782,385 for the nine months ended September 30, 2001 and 2000, respectively. Loans are net of the allowance for loan losses, deferred fees and related direct costs.

  /11/ Yields on tax-exempt income have not been computed on a tax equivalent basis. Approximately 90% of said income is exempt from Federal taxes.

                               BUSINESS BANCORP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

PROVISION FOR LOAN LOSSES

Net charge-offs totaled approximately $57,000 for the nine months ended September 30, 2001 compared to approximate net charge- offs of $118,000 for the nine months ended September 30, 2000. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $200,000 for the nine months ended September 30, 2001 compared to $130,000 for the nine months ended September 30, 2000. The allowance for loan losses totaled $2.0 million for the quarter ended September 30, 2001 compared to $1.7 million for the quarter ended September 30, 2000. This increase was primarily attributable to the acquisition of Valley Merchant Bank's reserves of approximately $465,000 in August of 2000 (see -- Analysis of the Changes in the Allowance for Loan Losses, herein) and additional reserves booked in the interim of $325,000.

Net charge-offs totaled approximately $12,000 for the three months ended September 30, 2001 compared to approximate net charge- offs of $30,000 for the three months ended September 30, 2000. Due to the historical loss experience associated with the various loan types, the provision for loan losses totaled $25,000 for the three months ended September 30, 2001 compared to $50,000 for the three months ended September 30, 2000.

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

OTHER OPERATING INCOME

Other operating income represents non-interest types of revenue and is comprised primarily of other fee income, loan servicing fees and service charges on deposit accounts. Other operating income was $3.0 million for the nine months ended September 30, 2001 compared to $2.2 million for the nine months ended September 30, 2000. This represents an increase of approximately $789,000, or 36.5%.

Service fee income totaled $2.3 million for the nine months ended September 30, 2001 compared to $2.0 for the nine months ended September 30, 2000. This increase was mainly due to a larger customer base which is the driving force of fee income.

Gains on sale of investment securities totaled $652,000 for the nine months ended September 30, 2001. For the first nine months of 2000 there were losses of $12,000. ___ Net of the aforementioned sales, the Company had additional unrealized gains on securities, net of taxes, of $810,000 since December 31, 2000. As of September 30, 2001 the Company had additional unrealized gains, net of taxes, at its disposal of $1.8 million. The Company has used its investment portfolio as a hedge against the falling rates and may continue to do so in the future.

For the nine months ended September 30, 2001 gains on sale of OREO were $41,000 compared to $197,000 for the nine months ended September 30, 2000. As the Company continues to shrink its OREO portfolio (see -- Nonperforming Assets, herein) these gains will continue to decline as there will be fewer properties to sell.

Service fee income was $756,000 for the three month period ended September 30, 2001 compared to $704,000 for the three month period ended September 30, 2000. This increase is due primarily to the increase in the deposit base between the two periods.

Gain on sale of investment securities were $443,000, for the three months ended September 30, 2001, compared to losses of $14,000 for the three months ended September 30, 2000.

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

The following table compares each of the components of non-interest expense for the three months ended September 30, 2001and 2000 respectively:

                                                 FOR THE THREE MONTHS ENDED September 30,
                                            ---------------------------------------------------
                                                          (dollars in thousands)
                                                                                    Change in
                                               2001               2000               Dollars
                                            -----------        ----------        -------------
Non-interest expense
    Salaries and employee benefits          $     2,060        $    1,684        $         376
    Occupancy and equipment                         607               475                  132
    Advertising and promotion                       123               106                   17
    Insurance and assessments                        70                48                   22
    Data Processing                                 331               236                   95
    Stationary and supplies                         102               119                  (17)
    Professional                                    111               180                  (69)
    Office                                          124               107                   17
    Other                                           620               446                  174
                                            -----------        ----------        -------------
        Total Non-interest Expense          $     4,148        $    3,401        $         747
                                            ===========        ==========        =============

Non-interest expense increased to $4.1 million for the three months ended September 30, 2001 compared to $3.4 million for the three months ended September 30, 2000, an increase of $747,000 or 22.0%. This increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank (VMB), as well as leasing additional administrative space during the period.

Salaries and employee benefits increased $376,000 or 22.3% for the third quarter of 2001 as compared to the same period in 2000 due to (1) the addition of 32 employees associated with the purchase of VMB; (2) increased staffing in the branches and administration; and (3) periodic merit and promotional increases for employees.

Data processing costs increased $95,000 or 40.3%. Primarily, this was a result of increased volume in item and data processing relating to the acquisition of VMB.

                                BUSINESS BANCORP
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NON-INTEREST EXPENSE - continued

The following table compares each of the components of non-interest expense for the nine months ended September 30, 2001 and 2000 respectively:

                                                   FOR THE NINE MONTHS ENDED September 30,
                                             ---------------------------------------------------
                                                          (dollars in thousands)
                                                                                    Change in
                                                2001               2000              Dollars
                                             ----------         ----------        --------------
Non-interest expense
    Salaries and employee benefits           $    6,205         $    4,831        $        1,374
    Occupancy and equipment                       1,526              1,249                   277
    Advertising and promotion                       339                319                    20
    Insurance and assessments                       197                129                    68
    Data Processing                                 913                662                   251
    Stationary and supplies                         286                255                    31
    Professional                                    380                451                   (71)
    Office                                          398                306                    92
    Other                                         1,793              1,610                   183
                                             ----------         ----------        --------------
        Total Non-interest Expense           $   12,037         $    9,812        $        2,225
                                             ==========         ==========        ==============

Non-interest expense increased to $12.0 million for the nine months ended September 30, 2001 compared to $9.8 million for the nine months ended September 30, 2000, an increase of $2.2 million or 22.7%. This increase in the Company's overhead cost is primarily a function of the Company's growth, including increased staffing, the purchase of Valley Merchants Bank (VMB), as well as leasing additional administrative space during the period.

Salaries and employee benefits increased $1.4 million or 28.4% for the nine months ended September 30, 2001 as compared to the same period in 2000 due to
(1) the addition of 32 employees associated with the purchase of VMB; (2) increased staffing in the branches and administration; and (3) periodic merit and promotional increases for employees.

Occupancy costs increased $277,000 or 22.2% for the nine months ended September 30, 2001 as compared to the same period in 2000 primarily due to leasing additional administrative space and the additional occupancy costs associated with the purchase of VMB.

Data processing costs increased $251,000 or 37.9%. This increase is mainly attributable to the acquisition of VMB.

PROVISION FOR INCOME TAXES

The effective income tax rate was 35.9% for the three months ended September 30, 2001 compared to 34.9% for the three months ended September 30, 2000. Provision for income taxes totaled $353,000 and $312,000 for the three months ended September 30, 2001 and 2000 respectively.

The effective income tax rate was 35.8% for the nine months ended September 30, 2001 compared to 31.0% for the nine months ended September 30, 2000. Provision for income taxes totaled $1.0 million and $745,000 for the nine months ended September 30, 2001 and 2000 respectively.

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

None to report

ITEM 5 - OTHER INFORMATION

None to report

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    Exhibit 10.12 - Agreement and Plan of Reorganization dated August 15, 2001 by and between MCB Financial Corporation and Business Bancorp and their respective subsidiary banks.
    Exhibit 11.00 - Statement regarding computation of per share earnings (see Note #4 to Financial Statements).

(b) Reports on Form 8-K
On August 22, 2001, the Company filed a report on Form 8-K concerning the signing of the definitive agreement attached as Exhibit 10.12 hereto and the issuance of a joint press release with respect thereto.

                               BUSINESS BANCORP


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       BUSINESS BANCORP
                                       a California corporation

DATE: November 12, 2001


                                       /s/ Alan J. Lane
                                       ------------------------
                                       Alan J. Lane
                                       President
                                       Chief Executive Officer


                                       /s/ Travis Kawelmacher
                                       ------------------------
                                       Travis Kawelmacher
                                       Vice President
                                       Controller