Form 10KSB
period 2001-12-31
BUSINESS BANCORP /CA/
filed 2002-04-01
CIK 1123841

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________ .

                        Commission file number: 000-31593

                                BUSINESS BANCORP
                 (Name of small business issuer in its charter)

                California                                       33-0884369
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
             or Organization)                                Identification No.)

                               1248 Fifth Avenue,
                          San Rafael, California 94901
                                 (415) 784-2315
          (Address and telephone number of principal executive offices)

             Securities registered pursuant to Section 12 (b) of the
              Act: None, Securities registered pursuant to Section
                               12 (g) of the Act:
                           Common Stock, no par value
                        Preferred Share Purchase Rights
                                (Title of class)

    Check  whether  the issuer  (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ].

    Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ].

    The issuer's revenues for its most recent fiscal year were $29,165,314.

    At March 26, 2002, the aggregate market value of the Common Stock held by non-affiliates of the issuer was approximately $35,493,000. The directors and executive officers of the issuer are deemed to be affiliates.

    At March 26, 2002, the issuer had outstanding 3,690,367 shares of Common Stock, no par value, which is the issuer's only class of common stock.

                      Documents Incorporated by Reference:

    The information required to be furnished pursuant to Part III of this Form 10-KSB will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 23, 2002, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2001.

================================================================================

                                TABLE OF CONTENTS

PART I....................................................................... 1

          Item 1.  Description of Business................................... 1

          Item 2.  Description of Property................................... 13

          Item 3.  Legal Proceedings......................................... 14

          Item 4.  Submission of Matters to a Vote of Security Holders....... 14

PART II...................................................................... 14

          Item 5.  Market for Common Equity and Related Stockholder Matters.. 14

          Item 6.  Management's Discussion and Analysis of
                     Financial Condition and Results of Operation............ 16

          Item 7.  Financial Statements...................................... 39

          Item 8.  Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure..................... 39

PART III..................................................................... 72

          Item 9.  Directors, Executive Officers, Promoters and
                     Control Persons; Compliance with Section 16(a)
                     of the Exchange Act..................................... 72

          Item 10. Executive Compensation.................................... 72

          Item 11. Stock Ownership by Certain Beneficial Owners and
                     Management.............................................. 72

          Item 12.  Certain Relationships and Related Transactions........... 72

          Item 13.  Exhibits and Reports on Form 8-K......................... 72

SIGNATURES................................................................... 73

INDEX TO EXHIBITS............................................................ 74

                                     PART I

Discussions of certain matters contained in this Annual Report on Form 10-KSB may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Business Bancorp (referred to as "we" or "our" when such reference includes Business Bancorp and its subsidiaries, collectively, "BB" when referring only to the parent company and the "Bank" when referring only to BB's banking subsidiary, Business Bank of California) operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Description of Business--Factors That May Affect Future Results of Operations".

Item 1. Description of Business

Business Bancorp

Business Bancorp ("BB", on a parent-only basis, and "we" or "our", on a consolidated basis) is a bank holding company with one bank subsidiary, Business Bank of California (the "Bank").

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area and Southern California's Inland Empire with sixteen offices located in Corona, Hayward, Hemet, Hesperia, Ontario, Petaluma, Phelan, Redlands, Riverside, San Bernardino, San Francisco, San Rafael, South San Francisco and Upland.

At December 31, 2001, we had total assets of $631.2 million, total loans, net, of $383.9 million and total deposits of $518.1 million.

History

BB is a California corporation registered as a bank holding company under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and is headquartered in San Rafael, CA. BB was incorporated in October, 1999 and acquired all of the outstanding shares of the Bank in January, 2000.

On December 31, 2001, we completed our merger of equals with MCB Financial Corporation ("MCB"). Under the terms of the merger agreement, MCB shareholders received 1.1763 shares of our stock in exchange for each share of MCB stock they owned. The merger with MCB increased our assets by approximately 63.4%.

The Bank is a California state-chartered commercial bank which was incorporated under the laws of the State of California on June 15, 1983, and opened for business in April, 1984. The Bank's administrative office is located at 321 E. Sixth Street, Corona, CA 92879. The Bank was originally incorporated under the name Bank of San Bernardino and changed its name to Business Bank of California in August, 1996.

On August 31, 2000, the Bank completed the acquisition of Valley Merchants Bank, N.A. ("VMB"), for an aggregate purchase price of $12.2 million, pursuant to a two-step transaction in which VMB was ultimately merged with and into the Bank. VMB's sole office, in Hemet, became the Hemet Office of the Bank.

Both the VMB and MCB transactions were accounted for using the purchase method of accounting.

Corporate Growth Strategy

Our primary goal is to build a first-class, state-wide, middle-market business bank. Our primary strategy is to focus on increasing our market share through continued internal growth, the opening of de novo branches and the acquisitions of other emerging business banks in California.

Banking Services

The Bank is a community bank conducting a general commercial banking business. Each of its branch offices is a full service office offering a wide range of commercial banking services. The Bank provides numerous deposit products, including demand deposit accounts, money market accounts, savings, super now accounts and time certificates of deposit. The Bank makes various types of commercial, installment and real estate loans, including the origination of government-guaranteed Small Business Administration Loans ("SBA Loans"). In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank also offers electronic "home banking" through its "EZ Banker" program and maintains an Internet web site (www.businessbank.com) for its customers. Other services offered include ATM machines located at branch offices, customer access to an ATM network, and armored carrier and courier services. The Bank does not offer trust services, however, it has arranged with a correspondent institution to offer trust services to the Bank's customers upon request. The Bank also does not offer international banking services although such services are offered indirectly through correspondent institutions.

Market Area

The Bank concentrates on marketing its services to small and medium-sized businesses, professionals and individuals primarily in the counties of Alameda, Marin, Riverside, San Bernardino, San Francisco, San Mateo, and Sonoma.

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

With respect to commercial bank competitors, the business is largely dominated by a relatively small number of major banks with many offices operating over a wide geographical area, which banks have, among other advantages, the ability to finance wide-ranging and effective advertising campaigns and to allocate their investment resources to regions of highest yield and demand. Many of the major banks operating in the area offer certain services which the Bank does not offer directly (but some of which the Bank offers through correspondent institutions). By virtue of their greater total capitalization, such banks also have substantially higher lending limits than does the Bank.

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

Employees

As of December 31, 2001, we had a total of 231 full-time equivalent employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

Supervision and Regulation

General

Bank holding companies and banks are extensively regulated under both federal and state law. This regulation is intended primarily for the protection of depositors and the deposit insurance fund and not for the benefit of shareholders of BB. Set forth below is a summary description of the material laws and regulations which relate to the operations of BB and the Bank. The description is qualified in its entirety by reference to the applicable laws and regulations.

BB

Since BB is a registered bank holding company, BB and its bank subsidiary is subject to the Federal Reserve Board's supervision, regulation and examination under the BHC Act of 1956, as amended.

BB is required by the Federal Reserve to maintain certain levels of capital. See "--Capital Standards, below."

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve's policy that in serving as a source of strength to its subsidiary banks, a bank holding company should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. A bank holding company's failure to meet its obligations to serve as a source of strength to its subsidiary banks will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve's regulations or both.

BB is also a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, BB and its bank subsidiary is subject to examination by, and may be required to file reports with, the California Department of Financial Institutions.

BB's securities are registered with the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As such, BB is subject to the information, proxy solicitation, insider trading, and other requirements and restrictions of the Exchange Act.

The Bank

The Bank is a California chartered bank and a member of the Federal Reserve. The Bank is subject to primary supervision, periodic examination, and regulation by the Department of Financial Institutions ("the DFI") and the Federal Reserve and is also subject to regulations of the FDIC.

If, as a result of a bank examination, the Federal Reserve should determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank's operations are unsatisfactory or that the bank or its management is violating or has violated any law or regulation, various remedies are available to these regulatory agencies. Such remedies include the power to enjoin "unsafe or unsound" practices, to require affirmative action to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in capital, to restrict the growth of the bank, to assess civil monetary penalties, to remove officers and directors, and ultimately to terminate the bank's deposit insurance, which for a California chartered bank would result in a revocation of the bank's charter. The DFI has many of the same remedial powers.

Various requirements and restrictions under the laws of California and the United States affect the Bank's operations. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure of obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "--Capital Standards."

USA Patriot Act of 2001

On October 26, 2001, President Bush signed the USA Patriot Act of 2001. Enacted in response to the terrorist attacks in New York, Pennsylvania and Washington, D.C. on September 11, 2001, the Patriot Act is intended to strengthen U.S. law enforcement's and the intelligence communities' ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Act on financial institutions of all kinds is significant and wide ranging. The Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including:

    . due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

    .  standards for verifying customer identification at account opening;

    . rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

    .  reports by  nonfinancial  trades  and  business  filed with the  Treasury
       Department's   Financial  Crimes  Enforcement  Network  for  transactions exceeding $10,000 and;

    . filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

BB is not able to predict the impact of such law on its financial condition or results of operations at this time.

Financial Services Modernization Legislation

General. On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "Financial Services Modernization Act"). The Financial Services Modernization Act repealed the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve Member Banks with firms "engaged principally" in specified securities activities; and Section 32, which restricted officer, director, or employee interlocks between a member bank and any company or person "primarily engaged" in specified securities activities. In addition, the Financial Services Modernization Act also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company.

The law also:

    . broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

    . provides an enhanced framework for protecting the privacy of consumer information;

    . adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

    .  modifies  the  laws  governing  the   implementation   of  the  Community
       Reinvestment Act, and

    . addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

BB and the Bank do not believe that the Financial Services Modernization Act will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that BB and the Bank face from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than BB and the Bank.

Financial Holding Companies. Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. Activities that are financial in nature include:

    .  securities underwriting,

    .  dealing and market making,

    .  sponsoring mutual funds and investment companies,

    .  insurance underwriting and agency,

    .  merchant banking, and

    . activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be financial in nature or incidental to such financial activity or to be complimentary to a financial activity without posing a safety or soundness risk.

Prior to electing to become a financial holding company, and in order to maintain that status, all of a bank holding company's depository institution subsidiaries must be well capitalized, well managed and, except in limited circumstances, in compliance with the Community Reinvestment Act.

Failure to comply with the financial holding company requirements could lead to divestiture of subsidiary banks or require all activities to conform to those permissible for a bank holding company. No Federal Reserve approval is required for a financial holding company to acquire a company (other than a bank holding company, bank or savings association) engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determined by the Federal Reserve.

A bank holding company that is not also a financial holding company is limited to engaging in banking and such other activities as determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

Merchant Banking Restrictions. While the BHC Act generally prohibits bank holding companies from owning more than 5 percent of the voting stock of non-financial companies, with limited exceptions, the Financial Services Modernization Act authorizes merchant banking activities. Permissible merchant banking investments are defined as investments that meet two important requirements:

    . the investment may only be held for a period of time sufficient to enable the resale of the investment (generally, current regulations allow for a 10-year holding period for direct investments and a 15-year holding period for investments in private equity funds), and

    . while the investment is held by the financial holding company, the financial holding company may not routinely manage or operate the commercial firm except as necessary or required to obtain a reasonable return on the investment on resale (the regulation presumes that officer or director interlocks involve routine management).

In addition, there are limits on bank funding of portfolio companies owned by the bank's parent holding company, transactions between the bank and portfolio companies, and on cross-marketing activities between banks and portfolio companies owned by the same financial holding company. However, current rules do not prevent a depository institution from marketing the shares of private equity funds controlled by an affiliated financial holding company, and do not apply to situations in which the financial holding company owns less than 5 percent of the voting shares of the portfolio company.

Furthermore, in December 2001, federal regulators adopted new capital requirements for merchant banking activities. The rule employs a sliding scale based on each banking organization's aggregate equity investment in non-financial entities and Tier I capital, requiring banks or holding companies to hold regulatory capital equal to

    .  8 cents for every $1 of equity investment up to 15% of Tier 1 capital;

    .  12 cents for every $1 of investments  for the next 10% of Tier 1 capital;
       and

    .  25 cents for every $1 exceeding 25% of Tier 1 capital.

Although the first 15% of investments that banking companies make through small-business investment companies (SBICs) is exempt, the sliding scale applies for any such investment over 15%.

Expanded Bank Activities. The Financial Services Modernization Act also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHC Act or permitted by regulation.

A national bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be "well-capitalized," "well-managed" and in compliance with the Community Reinvestment Act. The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank's total assets, or $50 billion. A national bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the subsidiary may not be consolidated with the bank's assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

The Financial Services Modernization Act also includes a new section of the Federal Deposit Insurance Act governing subsidiaries of state banks that engage in "activities as principal that would only be permissible" for a national bank to conduct in a financial subsidiary. It expressly preserves the ability of a state bank to retain all existing subsidiaries. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by The Financial Services Modernization Act, to the same extent as a national bank. In order to form a financial subsidiary, the bank must be well-capitalized, and the bank would be subject to the same capital deduction, risk management and affiliate transaction rule as applicable to national banks.

Privacy. Under the Financial Services Modernization Act, federal banking regulators adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. Pursuant to the rules, financial institutions must provide:

    . initial notices to customers about their privacy policies, describing the conditions under which they may disclose nonpublic personal information to nonaffiliated third parties and affiliates;

    .  annual notices of their privacy policies to current customers; and

    . a reasonable method for customers to "opt out" of disclosures to nonaffiliated third parties.

These privacy provisions will affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. It is not possible at this time to assess the impact of the privacy provisions on BB's financial condition or results of operations.

Dividends and Other Transfers of Funds

Dividends from the Bank constitute the principal source of income to BB. BB is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to BB. Under such restrictions, the amount available for payment of dividends to BB by the Bank totaled $7.8 million at December 31, 2001. In addition, the California Department of Financial Institutions and the Federal Reserve have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

The bank regulatory agencies also have authority to prohibit the Bank from engaging in activities that, in the opinion of the applicable bank regulatory authority, constitute unsafe or unsound practices in conducting its business. It is possible, depending upon the financial condition of the bank and other factors, that the applicable bank regulatory authority could assert that the payment of dividends or other payments might, under some circumstances, be such an unsafe or unsound practice. Further, the FDIC and the Federal Reserve have established guidelines with respect to the maintenance of appropriate levels of capital by banks or bank holding companies under their jurisdiction. Compliance with the standards set forth in such guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which the Bank or BB may pay. An insured depository institution is prohibited from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions if after such transaction the institution would be undercapitalized. See "--Prompt Corrective Action and Other Enforcement Mechanisms" and "--Capital Standards" for a discussion of these additional restrictions on capital distributions.

The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, BB or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of BB or other affiliates. Such restrictions prevent BB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in BB or to or in any other affiliate are limited, individually, to 10.0% of the respective bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the respective bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving BB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "--Prompt Corrective Action and Other Enforcement Mechanisms."

Capital Standards

The federal banking agencies have adopted risk-based minimum capital guidelines intended to provide a measure of capital that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets and transactions, such as letters of credit and recourse arrangements, which are recorded as off balance sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off balance sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. Treasury securities, to 100% for assets with relatively high credit risk, such as commercial loans.

The  guidelines   require  a  minimum  ratio  of  qualifying  total  capital  to risk-adjusted assets of 8% and a minimum ratio of Tier 1 capital to risk-adjusted assets of 4%. In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets must be 3%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

The federal banking regulators may set capital requirements higher than the minimums described above for holding companies whose circumstances warrant it. For example, a financial institution experiencing or anticipating significant growth may be expected to maintain capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve has also indicated that it will consider a "tangible Tier 1 capital leverage ratio" (deducting all intangibles) and other indications of capital strength in evaluating proposals for expansion or new activities.

Prompt Corrective Action and Other Enforcement Mechanisms

Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2001, the Bank and BB exceeded the required ratios for classification as well capitalized.

An institution that, based upon its capital levels, is classified as well capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition or an unsafe or unsound practice warrants such treatment. At each successive lower capital category, an insured depository institution is subject to more restrictions. The federal banking agencies, however, may not treat a significantly undercapitalized institution as critically undercapitalized unless its capital ratio actually warrants such treatment.

In addition to measures taken under the prompt corrective action provisions, commercial banking organizations may be subject to potential enforcement actions by the federal regulators for unsafe or unsound practices in conducting their businesses or for violations of any law, rule, regulation, or any condition imposed in writing by the agency or any written agreement with the agency.

Safety and Soundness Standards

The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

    .  internal controls, information systems and internal audit systems;

    .  loan documentation;

    .  credit underwriting;

    .  asset growth;

    .  earnings; and

    .  compensation, fees and benefits.

In addition, the federal banking agencies have also adopted safety and soundness guidelines with respect to asset quality and earnings standards. These guidelines provide six standards for establishing and maintaining a system to identify problem assets and prevent those assets from deteriorating. Under these standards, an insured depository institution should:

    .  conduct periodic asset quality reviews to identify problem assets;

    . estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

    .  compare problem asset totals to capital;

    .  take appropriate corrective action to resolve problem assets;

    .  consider the size and potential  risks of material asset  concentrations;
       and

    . provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

These new guidelines also set forth standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Premiums for Deposit Insurance

Through the Bank Insurance Fund ("BIF"), the FDIC insures the deposits of BB's depository institution subsidiary up to prescribed limits for each depositor. The amount of FDIC assessments paid by each BIF member institution is based on its relative risk of default as measured by regulatory capital ratios and other factors. Specifically, the assessment rate is based on the institution's capitalization risk category and supervisory subgroup category. An institution's capitalization risk category is based on the FDIC's determination of whether the institution is well capitalized, adequately capitalized or less than adequately capitalized. An institution's supervisory subgroup category is based on the FDIC's assessment of the financial condition of the institution and the probability that FDIC intervention or other corrective action will be required.

The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. An increase in the assessment rate could have a material adverse effect on BB's earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on BB's earnings.

All FDIC-insured depository institutions must pay an annual assessment to provide funds for the payment of interest on bonds issued by the Financing Corporation, a federal corporation chartered under the authority of the Federal Housing Finance Board. The bonds, commonly referred to as FICO bonds, were issued to capitalize the Federal Savings and Loan Insurance Corporation. The FDIC established the FICO assessment rates effective for the fourth quarter of 2001 at approximately $.0184 per $100 annually for assessable deposits. The FICO assessments are adjusted quarterly to reflect changes in the assessment bases of the FDIC's insurance funds and do not vary depending on a depository institution's capitalization or supervisory evaluations.

Any insured depository institution owned by BB can be assessed for losses incurred by the FDIC in connection with assistance provided to, or the failure of, any other depository institution owned by BB.

Audit Requirements

Like all California state-chartered commercial banks, the Bank is required to have an annual independent audit and to prepare all financial statements in accordance with generally accepted accounting principles. The Bank is also required to have an independent audit committee comprised entirely of outside directors.


Interstate Banking and Branching

The BHC Act permits bank holding companies from any state to acquire banks and bank holding companies located in any other state, subject to certain conditions, including certain nationwide- and state-imposed concentration limits. The Bank has the ability, subject to certain restrictions, to acquire by acquisition or merger branches outside its home state. The establishment of new interstate branches is also possible in those states with laws that expressly permit it. Interstate branches are subject to certain laws of the states in which they are located. Competition may increase further as banks branch across state lines and enter new markets.

Community Reinvestment Act and Fair Lending Developments

The  Bank  is  subject  to  certain  fair  lending  requirements  and  reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities. In December 2000, the federal banking agencies established annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the Community Reinvestment Act.

A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of Community Reinvestment Act performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was last examined for CRA compliance in October, 1999, and received an "outstanding" CRA Assessment Rating.

Other Consumer Protection Laws and Regulations

The bank regulatory agencies closely monitor an institution's compliance with consumer protection laws and regulations. The examination and enforcement activities conducted by these agencies are intense, and banks have been advised to focus on compliance with consumer protection laws and their implementing regulations. The federal Interagency Task Force on Fair Lending has issued a policy statement on discrimination in home mortgage lending which describes three methods that federal agencies will use to prove discrimination: overt evidence of discrimination, evidence of disparate treatment, and evidence of disparate impact. In addition to CRA and fair lending requirements, the Bank will be subject to numerous other federal consumer protection statutes and regulations. Due to heightened regulatory concern related to compliance with consumer protection laws and regulations generally, the Bank may incur additional compliance costs or be required to expend additional funds for investments in the local communities it serves.

Factors That May Affect Future Results of Operations

In addition to the other information contained in this report, the following risks may affect us. If any of these risks occurs, our business, financial condition or operating results could be adversely affected.

Failure to successfully execute our growth strategy or to integrate our recent merger with MCB could adversely affect our performance.

Our financial performance and profitability will depend on our ability to execute our corporate growth strategy and manage our recent and possible future growth. Although management believes that it will successfully integrate the business and operations of MCB, there can be no assurance that unforeseen issues relating to the assimilation of MCB will not adversely affect us. In addition, any future acquisitions and our continued growth may present operating and other problems that could have an adverse effect on our business, financial condition and results of operations. Accordingly, there can be no assurance that we will be able to execute our growth strategy or maintain the level of profitability that we have recently experienced.

Changes in market interest rates may adversely affect our performance.

Banking is a business that depends in large part on rate differentials. In general, the difference between the interest rate paid by us on our deposits and our other borrowings and the interest rate received by us on loans extended to our customers and securities held in our portfolio comprise the major portion of our earnings. These rates are highly sensitive to many factors that are beyond our control. Accordingly, our earnings and growth are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment.

The commercial banking business is not only affected by general economic conditions but is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve Board. The FRB implements national monetary policies (with objectives such as curbing inflation and combating recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by depository institutions. The actions of the FRB in these areas influence the growth of bank loans, investments, and deposits and also affect interest rates charged on loans and paid on deposits. The nature and impact of any future changes in monetary policies cannot be predicted.

From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks, bank holding companies and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory and other professional agencies. The likelihood of future legislative changes and the impact such changes might have on us are impossible to predict.


Our geographic concentration may adversely affect our operations.

Our Northern and Southern California business focus and economic conditions in those areas could adversely affect our operations. A continued weakening in the national economy might further exacerbate local economic conditions. The extent of the future impact of these events on economic and business conditions cannot be predicted.

We are subject to government regulation that could limit or restrict our activities, which in turn could adversely impact our operations.

The financial services industry is regulated extensively. Federal and state regulation is designed primarily to protect the deposit insurance funds and consumers, and not to benefit our shareholders. These regulations can sometimes impose significant limitations on our operations. In addition, these regulations are constantly evolving and may change significantly over time. Significant new laws or changes in existing laws or repeal of existing laws may cause our results to differ materially. Further, federal monetary policy, particularly as implemented through the Federal Reserve System, significantly affects credit conditions for us.

Competition may adversely affect our performance.

The financial services business in our market areas is highly competitive. It is becoming increasingly competitive due to changes in regulation, technological advances, and the accelerating pace of consolidation among financial services providers. We face competition both in attracting deposits and in making loans. We compete for loans principally through the interest rates and loan fees we charge and the efficiency and quality of services we provide. Increasing levels of competition in the banking and financial services businesses may reduce our market share or cause the prices we charge for our services to fall. Our results may differ in future periods depending upon the nature or level of competition.

If a significant number of borrowers, guarantors and related parties fail to perform as required by the terms of their loans, we will sustain losses.

A significant source of risk arises from the possibility that losses will be sustained if a significant number of our borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. We have adopted underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for credit losses, that management believes are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio. These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Item 2. Description of Property

We own five of our offices and lease thirteen additional offices throughout Northern and Southern California. The leases expire under various dates, including options to renew, through June 2024.

We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.

Item 3. Legal Proceedings

From time to time, we are involved in certain legal proceedings arising in the normal course of our business. We believe that the outcome of these matters will not have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

         (a) We held a special meeting of shareholders on December 10, 2001.

         (b) Not applicable.

         (c) At the special meeting, shareholders voted to approve (1) the merger agreement between Business Bancorp and MCB Financial Corporation, including the resulting issuance of common shares of Business Bancorp in connection with the merger, (2) an amendment to Business Bancorp's Articles of Incorporation to increase the number of authorized shares, (3) an amendment to Business Bancorp's Articles of Incorporation to increase the number of board classes from two to three and an amendment to delete the reference to classes in the Bylaws as no longer necessary, (4) an amendment to Business Bancorp's Bylaws to eliminate cumulative voting and (5) an amendment to Business Bancorp's Bylaws to change the maximum and minimum number of directors. The results of the voting were as follows:

                                                        Votes                 Broker
   Matter                                  Votes for   against   Abstentions  non-votes
   ------                                  ---------- ---------  -----------  ---------
Merger with MCB Financial Corp.             1,467,476   56,937     2,358        237,254
Increase the number of authorized shares    1,506,190   17,480     3,101        237,254
Increase the number of board classes        1,507,613   16,800     2,358        237,254
Eliminate cumulative voting                 1,263,004  260,666     3,101        237,254
Change maximum and minimum number
     of directors                           1,462,514   61,806     2,451        237,254

         (d) Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "BZBC". Our stock began trading on Nasdaq on January 2, 2002. From February 27, 2001 until December 31, 2001, our stock was trading on the Nasdaq SmallCap Market. The quotations shown reflect the high and low bid prices for our common stock as reported by ADP Quotation Services, Historical Data Base. Quotations reflect interdealer prices, without retail mark-up, mark-down or commissions, and may not reflect actual transactions.

                                        2001                                    2000
                       --------------------------------------  ----------------------------------------
                                                   Cash                                    Cash
                                                 Dividend                                Dividend
                          High            Low    Declared         High           Low     Declared
-------------------------------------------------------------  ----------------------------------------
First quarter           $12.00          $9.00          $0.00     $9.50         $8.62             $0.00
Second quarter           12.63          11.00           0.00      9.75          8.00              0.00
Third quarter            14.75          11.75           0.01     10.25          8.75              0.00
Fourth quarter           14.00          11.00           0.01     10.25          8.25              0.00
-------------------------------------------------------------  ----------------------------------------

We estimate that there were approximately 616 shareholders of record at December 31, 2001.

Holders of common stock of BB are entitled to receive dividends as and when declared by the board of directors out of funds legally available therefor under the laws of the State of California. California corporations such as BB may make a distribution to their shareholders if the corporation's retained earnings equal at least the amount of the proposed distribution. In the event sufficient retained earnings are not available for the proposed distribution, a corporation may nevertheless make a distribution to its shareholders if, after giving effect to the distribution, the corporation's assets equal at least 125 percent of its liabilities and certain other conditions are met. Since the 125 percent ratio translates into a minimum capital ratio of 25 percent, most bank holding companies, including BB based on its current capital ratios, are unable to meet this last test and so must have sufficient retained earnings to fund the proposed distribution.

The Federal Reserve Board has advised bank holding companies that it believes that payment of cash dividends in excess of current earnings from operations is inappropriate and may be cause for supervisory action. As a result of this policy, banks and their holding companies may find it difficult to pay dividends out of retained earnings from historical periods prior to the most recent fiscal year or to take advantage of earnings generated by extraordinary items such as sales of buildings or other large assets in order to generate profits to enable payment of future dividends. Further, the Federal Reserve Board's position that holding companies are expected to provide a source of managerial and financial strength to their subsidiary banks potentially restricts a bank holding company's ability to pay dividends.

The Bank is a legal entity which is separate and distinct from BB. Aside from raising capital on its own, the exercise of stock options or borrowing funds for operating capital, BB receives additional income through dividends paid by the Bank. Subject to the regulatory restrictions described below, future cash dividends by the Bank will depend upon management's assessment of future capital requirements, contractual restrictions and other factors.

The powers of the board of directors of the Bank to declare a cash dividend to BB are subject to California law which restricts the amount available for cash dividends to the lesser of the retained earnings or the Bank's net income for its last three fiscal years (less any distributions to shareholders made during such period). Where the above test is not met, cash dividends may still be paid, with the prior approval of the California Commissioner in an amount not exceeding the greatest of (1) retained earnings of the bank; (2) the net income of the bank for its last fiscal year; or (3) the net income of the bank for its current fiscal year.

Under the Federal Deposit Insurance Act, bank regulators also have authority to prohibit a bank from engaging in business practices which are considered to be unsafe or unsound. It is possible, depending upon the financial condition of the banks and other factors, that such regulators could assert that the payment of dividends or other payments might, under certain circumstances, be an unsafe or unsound practice, even if technically permissible.

Prior to 2001, BB's practice had been to retain earnings to provide funds for the operation and expansion of its business. During the third quarter of 2001 BB began the payment of a regular cash dividend of $0.01 per share, which it anticipates paying quarterly in the future. The BB board of directors' practice is to review periodically the advisability of paying cash dividends based upon BB's earnings, financial position, current and anticipated cash requirements and other factors deemed relevant by the board of directors at that time. In making any such assessment, the board of directors of BB would have to consider among other things the capital requirements of the Bank and other factors concerning the Bank, including the dividend guidelines and maintenance of an adequate allowance for loan losses.

In addition, information as to dividend restrictions is incorporated by reference to the discussion under "Item 1. Description of Business-Supervision and Regulation-Dividends and Other Transfers of Funds."


Item 6. Management's Discussion and Analysis.

Overview

BB is a bank holding company with one bank subsidiary, Business Bank of California (the "Bank"). BB also wholly owns Business Capital Trust I, a Delaware statutory business trust and MCB Statutory Trust I, a Connecticut statutory business trust. These trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in the annual report on Form 10-KSB for the year ended December 31, 2001 under "Item 1. Description of Business--Factors That May Affect Future Results of Operations."

General

Throughout the reporting periods covered we experienced steady growth in assets and deposits and accordingly achieved increased net income. Total net loans increased to $383.9 million at December 31, 2001 from $178.5 million and $115.1 million, at December 31, 2000 and 1999, respectively. Investments including Fed Funds sold, interest bearing deposits at banks, and investment securities increased to $170.0 at December 31, 2001 from $95.5 million and $83.3 million at December 31, 2000 and 1999, respectively. The primary source of funds, deposits from customers, were $518.1 million at December 31, 2001 compared to $264.9 million and $186.8 million at December 31, 2000 and 1999, respectively.

Net income was $2,506,923,  $2,270,000,  and $1,940,000 for 2001, 2000 and 1999,
respectively.

On December  31,  2001,  we  completed  our merger of equals with MCB. We issued
1.1763 shares of our common stock for each share of MCB outstanding for an aggregate purchase price of $28.5 milliion. The merger was accounted for using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the merger date. Since the merger was completed on December 31, 2001, the results of MCB's operations have not been included in the consolidated statements of income. Goodwill arising from the transaction totaled $13.5 million.

On August 31, 2000, the Bank consummated its acquisition of VMB. In order to fund a substantial portion of the approximately $12.2 million acquisition price of VMB, on March 23, 2000, Business Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of BB, issued an aggregate of $10,000,000 of principal amount of 10-7/8% Fixed Rate Capital Trust Pass-through Securities which in turn were used to purchase the same principal amount of Subordinate Debt Securities issued by BB. In the third quarter of 2000, BB contributed to the Bank approximately $8.7 million of the approximately $9.7 million in net proceeds which it received from the sale of the Subordinated Debt Securities in order to fund the acquisition of VMB. The balance of the purchase price for the acquisition of VMB was paid out of the working capital of the Bank.

Results of Operations

Net Interest Income

Our earnings depend significantly upon the difference or spread between the income received from our loans and other interest-earning assets and the interest paid on interest-bearing liabilities. This computed difference is net interest income. The net interest income, when expressed as a percentage of average total interest-earning assets, is referred to as the net interest margin. The net interest income is affected by the change in the level and the mix of interest-earning assets and interest-bearing liabilities, referred to as volume changes. The net interest margin is also affected by changes in the yield earned on assets and rates paid on liabilities, referred to as rate changes. Interest rates charged on loans are affected principally by the demand for such loans, the supply of money available for lending purposes and competitive factors. These factors are in turn affected by general economic conditions and other factors frequently beyond our control, such as governmental economic policies, money supply, governmental tax policies and actions of the Federal Reserve Board.

Net interest income was $16.6 million for the year ended December 31, 2001, an increase of $2.2 million or 15.3% over 2000. Net interest income in 2000 increased $3.2 million or 28.5% from $11.2 million for 1999. The increase in 2001 was due to the $78.1 million increase in average interest-earning assets which was partially offset by a 79 basis point decrease in our net yield on interest-earning assets. The increase in 2000 was due to a combination of internal growth through operations and the VMB acquisition, consummated August 31, 2000.

During 2001 average interest-earning assets increased $78.1 million or 33.3% to $312.6 million compared to 2000, while average interest-bearing liabilities for the same period increased $61.2 million or 37.8% to $223.0 million. Said growth is attributable to internal growth through operations and the acquisition of VMB which was reflected in the 2000 averages for only four months as compared to twelve months in 2001. Average loans, our highest yielding asset, grew by $45.0 million or 31.5% to $187.9 million for the same period. The average yield on interest-earning assets was 8.23%, down 106 basis points from 9.29% in 2000. This decrease was mainly due to the lower level of the national prime rate, on average, in 2001 compared to 2000. The average rates paid on interest-bearing liabilities decreased 52 basis points from 4.34% to 3.82% during the aforementioned period. This decrease was mainly attributable to the lower level of the national prime rate, on average, in 2001 compared to 2000. Accordingly, the net interest spread (the difference between the yield on interest-earning assets versus the rates paid on interest-bearing deposits) decreased to 4.41% in 2001 from 4.95% in 2000.

During 2000 average interest-earning assets increased $63.3 million or 36.9% to $234.5 million compared to 1999, while average interest-bearing liabilities for the same period increased $54.7 million or 51.0% to $161.8 million. Average loans grew by $37.0 million or 35.0% to $143.0 million for the same period. The average yield on interest-earning assets was 9.29%, up 56 basis points from 8.73% in 1999. This increase was mainly due to the higher level of the national prime rate, on average, in 2000 compared to 1999. The average rates paid on interest-bearing liabilities increased 100 basis points from 3.34% to 4.34% during the aforementioned period. Accordingly, the net interest spread (the difference between the yield on interest-earning assets versus the rates paid on interest-bearing deposits) decreased to 4.95% in 2000 from 5.39% in 1999.

The following table shows our average balances of assets, liabilities and shareholders' equity; the amount of interest income or interest expense; the average yield or rate for each category of interest-earning assets and interest-bearing liabilities; and the net interest spread and the net interest margin for the periods indicated:

Distribution, Yield and Rate Analysis of Net Interest Income

                                                                       For the Years Ended December 31,
                                          ------------------------------------------------------------------------------------------
                                                       2001                          2000                          1999
                                          ------------------------------------------------------------------------------------------
                                          Average                         Average                     Average
                                          Balance    Interest    Rate     Balance  Interest    Rate   Balance    Interest    Rate
                                          ------------------------------------------------------------------------------------------
ASSETS
Loans, net /1/                              $187,941  $ 18,255    9.71%   $142,970  $ 15,702   10.98%  $105,922   $ 11,227   10.60%
U.S. government securities                     1,020        49    4.80%      1,009        57    5.65%       799         44    5.51%
U.S. government agencies                                                        59         3    5.73%       556         36    6.53%
Mortgage backed securities                    89,976     5,025    5.58%     64,742     4,161    6.43%    40,382      2,273    5.63%
Other securities                               6,637       408    6.15%      4,602       318    6.92%     1,238         71    5.76%
Tax-exempt municipal securities /2/           23,026     1,168    7.76%     19,236     1,037    7.35%     9,685        502    7.06%
Federal funds sold                             2,418       101    4.18%        545        35    6.40%    12,668        618    4.88%
Interest earning deposits                      1,568        89    5.68%      1,337        95    7.09%
                                          ------------------------------------------------------------------------------------------
Total Earning Assets                         312,586    25,095    8.23%    234,500    21,408    9.29%   171,250     14,771    8.73%
Total Non-earning Assets                      36,758                        31,934                       27,555
                                          -----------                   -----------                   ----------
Total Assets                                $349,344                      $266,434                     $198,805
                                          ===========                   ===========                   ==========

LIABILITIES & SHAREHOLDERS' EQUITY
Money market deposits                       $ 40,624   $ 1,198    2.95%   $ 47,685   $ 1,377    2.89%  $ 28,720      $ 817    2.85%
Interest-bearing demand deposits (NOW)        39,495       648    1.64%     15,875       362    2.28%    21,612        489    2.26%
Savings deposits                              27,368       640    2.34%     22,575       606    2.69%    19,610        529    2.70%
Time deposits, $100,000 or more               46,388     2,102    4.53%     24,173     1,211    5.01%    12,825        604    4.71%
Other time deposits                           33,910     1,625    4.79%     23,939     1,357    5.67%    20,611        925    4.49%
Other borrowings                              25,187     1,201    4.77%     19,659     1,257    6.39%     3,756        213    5.67%
Trust preferred securities                    10,000     1,096   10.96%      7,889       858   10.88%
                                          ------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      222,972     8,510    3.82%    161,795     7,028    4.34%   107,134      3,577    3.34%
Non-interest bearing demand deposits          98,168                        82,041                       71,726
Other non-interest bearing liabilities         2,889                         2,270                        2,881
Shareholders' equity                          25,315                        20,328                       17,064
                                          -----------                   -----------                   ----------
     and Shareholders' Equity               $349,344                      $266,434                     $198,805
                                          ===========                   ===========                   ==========

                                                     ----------                    ----------                   -----------
Net interest income                                   $ 16,585                      $ 14,380                      $ 11,194
                                                     ==========                    ==========                   ===========
Net interest spread /3/                                           4.41%                         4.95%                         5.39%

Net interest margin /4/                                           5.50%                         6.29%                         6.64%

/1/ Loan fees have been included in the calculation of interest income. Loan fees were approximately $1,723,874 , $1,058,170 and $1,092,075 for the years ended December 31, 2001, 2000 and 1999, respectively. Loans are net of the allowance for loan losses and unearned income.

/2/  Yields on tax-exempt income have been computed on a tax equivalent basis.

/3/ Represents the annualized average rate earned on interest-earning assets less the average rate paid on interest-bearing liabilities adjusted to reflect tax benefit of tax-exempt income.

/4/ Represents net interest income as a percentage of average interest- earning assets adjusted to reflect tax benefit of tax-exempt income.

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

                  Rate/Volume Analysis of Net Interest Income

                                                  Year Ended December 31,                 Year Ended December 31,
                                                   2001 Compared to 2000                   2000 Compared to 1999
                                            ---------------------------------       ---------------------------------
                                                Increase (decrease) due to              Increase (decrease) due to
                                                     Due to Change In                        Due to Change In
                                            ---------------------------------       ---------------------------------
                                              Volume      Rate      Total             Volume      Rate      Total
                                            ---------------------------------       ---------------------------------
Interest Income:
    Loans, net                                 $ 4,939   $ (2,386)   $ 2,553           $ 3,927      $ 548    $ 4,475
    U.S. government securities                       1         (9)        (8)               12          1         13
    U.S. government agencies                        (3)         0         (3)              (33)         0        (33)
    Mortgage backed securities                   1,622       (758)       864             1,370        518      1,888
    Other securities                               141        (51)        90               194         53        247
    Tax-exempt municipal securities                204        (73)       131               494         41        535
    Federal fundssold                              120        (54)        66              (591)         8       (583)
    Interest earning deposits                       16        (22)        (6)                0         95         95
                                            ---------------------------------       ---------------------------------
Total Interest Income                            7,040     (3,353)     3,687             5,373      1,264      6,637
                                            ---------------------------------       ---------------------------------

Interest Expense:
    Money market deposits                         (204)        25       (179)              540         20        560
    Interest-bearing demand deposits (NOW)         539       (253)       286              (130)         3       (127)
    Savings deposits                               129        (95)        34                79         (2)        77
    Time deposits, $100,000 or more              1,113       (222)       891               535         72        607
    Other time deposits                            565       (297)       268               149        283        432
    Other borrowings                               353       (409)       (56)              901        143      1,044
    Trust preferred securities                     238          0        238               858          0        858
                                            ---------------------------------       ---------------------------------
Total Interest Expense                           2,733     (1,251)     1,482             2,932        519      3,451
                                            ---------------------------------       ---------------------------------

Change in Net Interest Income                  $ 4,307   $ (2,102)   $ 2,205           $ 2,441      $ 745    $ 3,186
                                            =================================       =================================

Provision for Loan Losses

Credit risk is inherent in the business of making loans. We set aside an allowance for loan losses ("ALLL") through charges to earnings, which charges are reflected in the income statement as the provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in the loan portfolio.

We formally assess the ALLL in a multi-step process on a quarterly basis. See "Allowance for Loan Losses," below.

The provision for loan losses was $225,000 for the year ended December 31, 2001, compared to $255,000 for the year ended December 31, 2000. The ratio of the allowance for loan losses to total loans at the end of period was 1.17%, and 1.02% as of December 31, 2001 and 2000, respectively.

During 2000 the provision for loan losses increased to $255,000 from $180,000 in 1999. This increase was primarily attributable growth within the loan portfolio.

Noninterest Income

The following table sets forth the various components of noninterest income for the periods indicated (in thousands):

                              Noninterest Income

                                                                            Years Ended December 31,
                                                                   -------------------------------------------
Components of Noninterest Income                                      2001           2000            1999
---------------------------------------------------------------    ------------   ------------    ------------
Gain on sale of SBA loans                                        $          40  $          12   $         154
Service fees on deposit accounts                                         2,507          2,146           1,872
Gain on sale of investment securities                                      817             43             (98)
Gain on sale of other real estate owned                                     53            198              38
Other noninterest income                                                   653            417             390
                                                                   ------------   ------------    ------------
    Total                                                        $       4,070  $       2,816   $       2,356
                                                                   ============   ============    ============

As a Percentage of Average Assets
---------------------------------------------------------------
Gain on sale of SBA loans                                                0.01%          0.00%           0.08%
Service fees on deposit accounts                                         0.72%          0.81%           0.94%
Gain on sale of investment securities                                    0.23%          0.02%          -0.05%
Gain on sale of other real estate owned                                  0.02%          0.07%           0.02%
Other noninterest income                                                 0.19%          0.16%           0.20%
                                                                   ------------   ------------    ------------
    Total                                                                1.17%          1.06%           1.19%
                                                                   ============   ============    ============

Service charges on deposits represent amounts charged to customers in the form of transactional fees and other charges imposed for providing services normally associated with account services. Gains from the sale of SBA loans are premiums recognized on sales of loans generated by us and sold in the secondary market. Gains on the sale of other real estate owned (real estate acquired through foreclosure or similar means) ("OREO") represent gains recognized when we sell OREO property.

Noninterest income increased $1,254,000 or 44.5% over 2000 to $4.1 million in 2001. This increase was mainly due to the gain on sale of investment securities. Due to the decline in overall interest rates during 2001, we were able to recognize gains on sales of some of our securities.

Noninterest income increased $460,000 or 19.5% over 1999 to $2.8 million in 2000. This increase was mainly due to the gain on sale of one OREO of $144,000 and the acquisition of VMB. Service charges on deposits increased $274,000 or 14.6%. Gain on sale of SBA loans decreased $142,000 or 92.2%, primarily as a result of lower premiums being offered by the secondary market. As a result, the Company (i) realized less income on the loans it sold; and (ii) chose to sell fewer loans because of the aforementioned diminished premiums. Gain on sale of OREO increased $160,000 or 421.1% to $198,000, due primarily to the sale of one large OREO property, which accounted for $144,000 of the overall gain.

Noninterest Expense

The following table sets forth the break-down of our noninterest expense for the periods indicated(in thousands):

                                                                            Years Ended December 31,
---------------------------------------------------------------------------------------------------------------
Components of Noninterest Expense                                     2001            2000            1999
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                   $       8,481   $       6,797   $       5,291
Occupancy and furniture and equipment expense                            2,135           1,752           1,522
Professional services                                                      550             608             440
Stationery and supplies                                                    381             389             291
Promotional                                                                470             490             286
Data processing                                                          1,199             947             683
Office                                                                     534             427             427
Administrative                                                             923             937             783
Regulatory assessments                                                     253             180             124
Goodwill and other intangilbles                                            655             401             287
Other real estate owned                                                     14              78             109
Other noninterest expense                                                  933             571             346
---------------------------------------------------------------------------------------------------------------
    Total                                                        $      16,528   $      13,577   $      10,589
===============================================================================================================
Average full-time equivalent staff                                         167             134             110

As a Percentage of Average Assets
---------------------------------------------------------------------------------------------------------------
Salaries and employee benefits                                           2.43%           2.55%           2.66%
Occupancy and furniture and equipment expense                            0.61%           0.66%           0.77%
Professional services                                                    0.16%           0.23%           0.22%
Stationery and supplies                                                  0.11%           0.15%           0.15%
Promotional                                                              0.14%           0.18%           0.14%
Data processing                                                          0.34%           0.36%           0.34%
Office                                                                   0.15%           0.16%           0.22%
Administrative                                                           0.26%           0.35%           0.39%
Regulatory assessments                                                   0.07%           0.07%           0.06%
Goodwill and other intangilbles                                          0.19%           0.15%           0.15%
Other real estate owned                                                  0.00%           0.03%           0.06%
Other noninterest expense                                                0.27%           0.21%           0.17%
---------------------------------------------------------------------------------------------------------------
    Total                                                                4.73%           5.10%           5.33%
===============================================================================================================

Noninterest expense for 2001 was $16.5 million compared to $13.6 million and $10.6 million for 2000 and 1999, respectively. Total interest expense as a percentage of average assets continued to decline to 4.73% during 2001 as we continued to achieve economies of scale.

During 2000 noninterest expenses increased $3.0 million or 28.3% over 1999. This was mainly attributable to the acquisition of VMB, and a full year of operations for the de novo branch located in Ontario, California, contributing $770,000 and $161,000 respectively to the overall increase. Advertising and promotion increased $204,000 or 71.3% due in part to heavy promotion of the acquisition of VMB through a grand opening celebration and other marketing campaigns. Data processing increased $264,000 or 38.7% as we incurred additional volume charges on work relating to VMB and normal growth through operations. Salary and employee benefits increased by $1.5 million or 28.4% due to approximate increases related to the following; VMB acquisition - $265,000; de novo branches
- $113,000; financial reporting - $93,000; operations - $448,000; loan production - $195,000 and loan processing - $158,000 and the residual through general growth.

Provision for Income Taxes

Income tax expense was  $1,395,000  for 2001,  $1,095,000 for 2000, and $841,000
for 1999. Accordingly, we accrued taxes at an approximate 35.8% rate for 2001 compared to an approximate 32.6% and 30.2% rate for 2000 and 1999, respectively.

                              Financial Condition

Loan Portfolio

Overview. We realized steady growth in the loan portfolio. Total gross loans were $389.6 million as of December 31, 2001 compared to $181.4 million as of December 31, 2000, which represents an increase of 114.8%. Prior to the merger with MCB on December 31, 2001, we had realized a growth rate of approximately 13.5% through internal operations. Total gross loans increased by $64.2 million or 54.8% in 2000 and by $10.6 million or 9.9% in 1999

Our real estate mortgage loans consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. These loans are the largest single component of our loan portfolio accounting for approximately $241.1 million, or 61.9%, of the total loan portfolio at December 31, 2001. It is our policy to restrict real estate loans to no more than seventy-five percent of the value of the property, depending on the type of property and its utilization. We offer both floating and fixed rate loans. Maturities on such loans are generally limited to five to seven years, although applicable amortization periods may range significantly longer.

Our  commercial  loans are made for the purpose of  providing  working  capital, financing the purchase of equipment or for other business purposes. Approximately $63.9 million of the loan portfolio, or 16.4% at December 31, 2001 was made up of commercial loans. Such loans include short term loans with maturities ranging from thirty days to one year and term loans which are loans with maturities normally ranging from one to several years. Short term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

Our real estate construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. Approximately $71.0 million or 18.2% of the loan portfolio at December 31, 2001 was made up of real estate construction loans. These loans are typically short term.

Installment loans are consumer loans made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes including overdrafts. Consumer loans generally provide for the monthly payment of principal and interest. Most of these loans are secured by the personal property being purchased.

By policy, we track our loan categories to ensure a balance to the portfolio both by type (e.g., real estate construction, commercial real estate, consumer loans, commercial loans, etc.) as well as by interest rate (variable versus fixed rate). At December 31, 2001, of our total loan portfolio (including consumer loans), 43.95% was in fixed rate product and 56.05% was in variable rate product.

Loan Approval Policies. Loan approval authority is delegated by the Board of Directors to the Chief Executive Officer ("CEO"), President and Chief Credit Officer ("CCO") under Board resolution that is reviewed and approved annually. Only the CEO, with recommendations from the CCO, is empowered to delegate lending authority to the Bank's officers. That delegated authority is documented under a specific written credit authority provided to each lending officer and maintained and monitored by the CCO. Because unsecured loans present greater risk, unsecured lending authorities are tightly controlled and kept to a practical minimum. The highest level of unsecured lending authority outside of the Loan Committee is $500,000 which is delegated to both the CEO, President and CCO. Regional Vice Presidents and Branch Managers generally operate at unsecured lending levels of $100,000 or less. Secured lending activity meets the regulatory definition of "secured" requiring as collateral either cash, marketable securities or a first trust deed. Maximum secured lending authority is $2,000,000 and rests with the CEO, President and CCO, with lesser amounts of secured lending authority delegated to each lending officer. All new loans which exceed $100,000, or which would make the aggregate of any loans to one borrower in excess of $100,000, are reviewed by the Bank's Loan Committee.

The following table sets forth our total loans outstanding in each category and the percentage of total loans in each category as of the dates indicated:

                           Loan Portfolio Composition

(Dollars in thousands)
                         2001                   2000                    1999                   1998                    1997
                 ---------------------- ----------------------- ---------------------- ----------------------- ---------------------
                             Percent of             Percent of              Percent of             Percent of             Percent of
                   Amount      Total      Amount       Total      Amount      Total      Amount       Total      Amount      Total
                 ------------ --------- ------------ ---------- ------------ --------- ------------ ---------- ------------ --------
Real Estate
  Construction   $    70,990    18.22%  $    34,044     18.76%  $    25,102    21.42%  $    20,888     19.60%  $    17,930    17.59%
  Mortgage           241,063    61.88%       95,885     52.85%       53,344    45.52%       46,190     43.34%       46,753    45.87%
Commercial            63,917    16.41%       39,358     21.69%       30,456    25.99%       30,810     28.91%       28,825    28.28%
Installment/
  All other loans     13,586     3.49%       12,160      6.70%        8,275     7.07%        8,691      8.15%        8,426     8.26%
                   ---------- ---------   ---------- ----------   ---------- ---------   ---------- ----------   ---------- --------
Total gross loans    389,556   100.00%      181,447    100.00%      117,177   100.00%      106,579    100.00%      101,934   100.00%
Unearned income        1,109                  1,079                     794                    675                     607
Allowance for
  loan losses          4,557                  1,843                   1,242                  1,439                   1,773
                   ----------             ----------              ----------             ----------              ----------
Total net loans  $   383,890            $   178,525             $   115,141            $   104,465             $    99,554
                   ==========             ==========              ==========             ==========              ==========

As of December 31, 2001, we had commitments to extend credit of $103.2 million, obligations under standby letters of credit of $3.3 million, and no obligations under commercial letters of credit.

The following table shows the maturity distribution and repricing intervals of our outstanding loans as of December 31, 2001. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates.

                  Loan Maturities and Repricing Intervals

Time remaining to maturity       Fixed rate      Adjustable rate       Total
                               ---------------  -----------------  ------------
One year or less                     $ 20,663          $ 105,980     $ 126,643
After one year to five years          107,906             46,779       154,685
After five years                       42,622             65,606       108,228
                               ---------------  -----------------  ------------
    Total                           $ 171,191          $ 218,365     $ 389,556
                               ===============  =================  ============

As of December 31, 2001, the percentage of loans held for investment with fixed and floating interest rates was 44% and 56%, respectively.

Loans Secured by Real Estate-- General. At December 31, 2001, $312.1 million, or approximately 80.1% of our loans were secured by first deeds of trust on real estate. Loans which are secured by real estate are included within all of the various loan categories discussed above other than installment loans. All of the our loans which are secured by real estate are monitored and taken into account in the quarterly computation of the adequacy of the allowance for loan and lease losses. Historical loan losses are tracked by loan category on a rolling, eight-quarter loss experience and used to determine the adequacy of our allowance for loan and lease losses.

We require title insurance insuring the status of the lien on all of the real estate secured loans. We also require that fire and extended coverage casualty insurance (and, if the property is located in a designated flood zone, flood insurance) is maintained in an amount equal to the outstanding loan balance, subject to applicable law that in some instances may limit the required amount of hazard insurance to the cost to replace the insured improvements

Real Estate Mortgage Loans. The value of real estate collateral for commercial mortgage loans is supported by formal appraisals performed by Bank-approved appraisers and conducted in accordance with applicable state and federal regulations. Generally, these types of loans are made for a period of up to five to seven years, amortization may be up to 30 years, loan-to-value ratios are 75% or less, and debt service coverage ratios are 1.20:1 or better. As with any loan category, the creditworthiness of the borrower and a proven track record are primary considerations in the review of all loan requests. In general, the borrower should provide a verifiable primary source of repayment and a viable secondary source through either personal or business cash flow, or personal or business assets, and should be current on all outstanding debts.

Repayment on loans secured by commercial mortgages generally depends on successful management of operations of the collateral properties. The market value of the collateral is subject to the vagaries of the real estate market and general economic conditions. We address these risks through our underwriting criteria, including loan-to-value ratios and debt service coverage ratios described above. The borrowers/guarantors must demonstrate creditworthiness and, in general, have a credit history that is free from past delinquencies or default. The collateral quality and type must meet our standards and, where applicable, tenant leases are reviewed and paying capacity evaluated.

Risks associated with commercial mortgage loans will vary in accordance with local, state and national economic vagaries and the cyclical nature of real estate markets. We attempt to mitigate these risks by utilizing underwriting criteria referenced above as well as by monitoring the performance of the portfolio.

Real estate construction loans. We finance the construction of residential, commercial and industrial properties. Our construction loans typically have the following characteristics:

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

    .  Construction costs are verified

    .  Construction progress inspections are documented

    . Loan disbursements are controlled in accordance with progress inspections and lien releases obtained.

For commercial and industrial properties, we typically issue a stand-by commitment for a "take-out" mini-perm loan on the property. We do not participate in joint ventures or take an equity interest in connection with its construction lending.

Construction loans involve additional risks compared with loans secured by existing improved real property. These include: 1) the uncertainty of value prior to completion; 2) the inherent uncertainty in estimating construction costs; 3) weather, municipal or other governmental-caused delays during construction; and 4) the inherent uncertainty of the market value of the completed project. As a result of these uncertainties, repayment is dependent, in a large part, on the success of the ultimate project. If we are forced to foreclose on a project prior to or at completion because of a default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Further, future local, state or national economic conditions could have an adverse impact on the potential success of construction projects financed by us and on collateral securing these loans.

Commercial Loans. We provide short-term (30 days to one year) and long-term (up to five years) commercial loans that may be either unsecured, partially secured or fully secured. Commercial lines of credit have a maturity of one year or less. A complete re-analysis is required prior to renewing a commercial line of credit. All commercial loans and lines of credit are to businesses, professionals or individuals located in California. Borrower income and/or cash flow is analyzed and substantiated in support of the primary source of repayment. We will collateralize the loans or lines of credit whenever appropriate to secure a secondary source of repayment. Collateral may include cash, liens on accounts receivable and/or equipment, marketable securities and first or junior liens on real estate. As a matter of policy, we generally require all principals of a business to guarantee the commercial loan or line of credit. All borrowers must demonstrate, on the basis of historical cash flow and/or the conversion of assets, the ability to service and repay our loan as well as all other outstanding loans. Our SBA loans are included within our commercial loan category and are discussed in more detail below in "SBA Loans."

Risks associated with commercial loans and lines of credit may vary in accordance with concentrations in any one or group of industries and market locations. We have no material grouping or concentration of commercial loans to any one or group of industries. However, all of our commercial loans and lines of credit are to borrowers located in California. Accordingly, it is expected that an economic downturn impacting California to a greater degree than the rest of the country would have a correspondingly greater impact to our commercial loan portfolio

Consumer Loans. As of December 31, 2001, the total of all of our consumer loans, which are included within our "installment and all other loan" category, was $13.6 million or 3.5% of total loans. Consumer loans may be secured or unsecured, and are extended for a variety of purposes, including the purchase or refinance of automobiles, home improvement, home equity lines of credit and overdraft protection. Consumer loan underwriting standards include an examination of the applicant's credit history and payment record on other debts and an evaluation of the borrower's ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. For instance, we limit our home equity lines of credit to a maximum total loan-to-value (including the first mortgage) of 80% calculated on a current appraisal. New car loans are generally advanced up to 80% of the purchase price although advances are permitted up to 90% should the applicant meet higher underwriting standards and for which the we receive a premium on the interest rate. By policy, we do not provide 100% financing on any consumer loans nor do we engage in sub-prime lending in any way.

Consumer loans entail moderate risk, particularly loans that are unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage to the collateral or depreciation. The remaining deficiency may not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans

         SBA Loans. At December 31, 2001, approximately $32.3 million, or 8.3% of our total loan portfolio, consisted of SBA loans. We are a Preferred ("PLP") SBA Lender and actively engage in making SBA 7a loans, 504 loans, Express and 7a Low Doc loans. SBA 7a and 504 loans made for the purchase or refinance of commercial, retail or industrial loans may have maturities ranging up to 25 years, fully amortized. Equipment or working capital loans will have maturities of up to 7 or 10 years, depending upon the eligibility for the applicable SBA loan program. The SBA provides guaranties ranging from 50% to 80% of the gross loan amount.

Risk to the Bank associated with SBA loans is greatly mitigated by the government guarantee.

Nonperforming Assets

Nonperforming assets are comprised of loans on non-accrual status, loans 90 days or more past due and still accruing interest, loans restructured where the terms of repayment have been renegotiated resulting in a reduction or deferral of interest or principal, and OREO. Loans are generally placed on non-accrual status when they become 90 days past due unless management believes the loan is adequately collateralized and in the process of collection. Loans may be restructured by management when a borrower has experienced some change in financial status, causing an inability to meet the original repayment terms, and where we believe the borrower will eventually overcome those circumstances and repay the loan in full. OREO consists of properties acquired by foreclosure or similar means that Management intends to offer for sale.

Management's classification of a loan as non-accrual is an indication that there is reasonable doubt as to the full collectibility of principal or interest on the loan; at this point, we stop recognizing income from the interest on the loan and reverse any uncollected interest that had been accrued but unpaid. These loans may or may not be collateralized, but collection efforts are continuously pursued.

Interest on performing loans is accrued and taken into income daily. Interest received on nonaccrual loans is credited to income only upon receipt and in certain circumstances may be applied to principal until the loan has been repaid in full, at which time the interest received is credited to income. At December 31, 2001 we had $2.0 million of nonperforming assets, which included $1.9 million of nonaccrual loans and $18,000 in loans past due 90 days and still accruing.

When appropriate or necessary to protect our interests, real estate taken as collateral on a loan may be taken by us through foreclosure or a deed in lieu of foreclosure. Real property acquired in this manner is known as OREO. The OREO is carried on the books of the Bank as an asset, at the lesser of the recorded investment or the fair value less estimated selling costs (net realizable value). We periodically revalue the OREO properties and charge other expenses for any required write-downs. The OREO represents another category of nonperforming assets. As of December 31, 2001 the Bank had $72,000 of OREO on its books.

Certain financial institutions have elected to use Special Purpose Vehicles ("SPV") to dispose of problem assets. A SPV is typically a subsidiary company with an asset and liability structure and legal status that makes its obligations secure even if the parent company goes bankrupt. Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired, and nonperforming assets. We do not use those vehicles, or any other structures, to dispose of problem assets.

The following table provides information with respect to the components of our nonperforming assets as of the dates indicated(in thousands):

Nonperforming Assets at December 31,
                                           2001          2000          1999          1998           1997
                                        -----------   ------------  ------------  ------------   -----------

Nonaccrual loans /1/                  $      1,947  $         999 $         477 $       1,235  $        459
Loans 90 days or more
   past due and still accruing                  18              0             7             0            69
                                        -----------   ------------  ------------  ------------   -----------
   Total nonperforming loans                 1,965            999           484         1,235           528
Other real estate owned                         72            505         1,036         1,069         1,360
                                        -----------   ------------  ------------  ------------   -----------
   Total nonperforming assets         $      2,037  $       1,504 $       1,520 $       2,304  $      1,888
                                        ===========   ============  ============  ============   ===========

Nonperforming loans as a
   percentage of total gross loans           0.50%          0.55%         0.41%         1.16%         0.52%
Nonperforming assets as a
   percentage of total assets                0.32%          0.48%         0.67%         1.26%         1.23%
Nonperforming assets as a
   percentage of total gross loans
   and other real estate owned               0.52%          0.83%         1.29%         2.14%         1.82%

/1/ During the year ended December 31, 2001, approximately $945 of interest income related to these loans was included in net income. Additional interest income of approximately $150,892 would have been recorded if these loans had been paid in accordance with their original terms and had been outstanding throughout the applicable period then ended or, if not outstanding throughout the applicable period then ended, since origination.

Allowance for Loan Losses

We maintain an ALLL at a level which, in our judgement, is adequate to cover the inherent risk of loss associated with our loan portfolio. The provision for loan losses is an expense charged against income and added to the ALLL in amounts deemed appropriate by us to maintain the ALLL at an adequate level. Our judgement of the ALLL, as discussed below, is based on the evaluation of the collectibility of the loan portfolio, including the nature of the portfolio credit concentrations, trends in historic loss experience, specific impaired loans and economic conditions. It is only a judgement based on estimates, and no assurance can be given that the judgement and estimates will accurately predict losses in the future.

On an ongoing basis, we perform monthly assessments of the ALLL to determine its adequacy. Specifically categorized and "watch list" credits are reviewed to denote sufficiency of any specific reserves established on such credits. We evaluate and establish an estimate of the loss potential on each such loan while considering industry risk factors, economic circumstances, and related matters. This analysis/process involves extensive judgement and eventual losses may therefore differ from even the most recent estimates.

We formally assess the ALLL in a multi-step process on a quarterly basis. The determination of the ALLL begins with us reviewing each individual classified or criticized loan in detail, evaluating, among other things, the adequacy of collateral, payment record, current loan status and borrower financial capacity. A loan loss reserve is assigned to each classified and criticized loan (loans categorized as "Substandard," "Doubtful" and "Loss" as well as "Special Mention") from this quarterly review based upon the specifics of the loan's circumstances, including updated collateral value, borrower's or guarantor's financial capacity, payment record and recent conversations with the borrower. Additionally, each quarter we update our eight-quarter loss migration analysis to derive a rolling, 2-year loan loss experience percentage by loan category. Specific loan pools by type (e.g., commercial loans, consumer loans) are assigned an appropriate reserve factor based upon our historical charge-off experience or a minimum "floor", whichever is greater, and then factors are adjusted for current conditions. The Bank then applies the minimum percentage reserve factors in determining the ALLL. These reserve factors have floors that range from 0.40% to 0.80% depending on the particular loan category.

The ALLL can be further impacted (increased or decreased) by our assessment of risk. Our risk assessment consists of a variety of factors. These factors are required to be considered when determining the ALLL. The factors considered by us include items such as: changes in lending policies and procedures; changes in national/local economic conditions; changes in the nature and volume of the portfolio; changes in experience, ability and depth of lending staff, changes in past dues, classified and non-accruals; changes in quality of loan review systems; existence and effect of loan concentrations as well as the effect of external factors (competition, legal, regulatory policies, etc.). Although all of these factors are consistently considered and applied, the combined risk assessment has a relatively nominal effect on the provision and allowance. These factors are considered and evaluated, but do not readily determine the provision or allowance.

After our assessment of risk is factored into consideration, the resulting loan loss factor of each loan category is then applied to the existing loan portfolio by category and added to the loan loss reserve total from the review of the criticized and classified loans to arrive at a total ALLL. This total ALLL is then compared to a regulatory reasonableness test to ensure that our ALLL compares favorably.

We apply a regulatory reasonableness test in determining both the current provision as well as the overall allowance. The test begins by using a three year weighted average net charge-offs to beginning total loans, with the highest weight being placed on the most current year. The calculated weighting is then applied to non-classified loans. Classified loans (Substandard, Doubtful, Loss) are also risk weighted to determine an allowance amount. The risk weighted totals for the classified and non-classified assets are then added together to determine the regulatory reasonableness amount.

Although various factors go into the determination of the ALLL, different factors have greater or lesser weights associated with them. For example, although the impact of economic factors is a consideration in determining the ALLL, it generally has a minimal or nominal effect on the total allowance in comparison to actual losses which have a much greater effect on the determination of the ALLL.

Because specific loan circumstances are reviewed together with broader total historical loan loss experience which may be further impacted by our evaluation of internal and external factors, changes in asset quality can have a beneficial impact to one component of the ALLL without unduly influencing the other components.

The process of determining the ALLL involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Accordingly, we attempt to provide for additional potential losses not yet identified as known concerns in order to establish and maintain the allowance at a level that should be sufficient on an ongoing basis.

We have policies, designed primarily for internal use, to analyze the risk factors associated with the loan portfolio and to enable us to assess such risk factors prior to granting new loans, and to assess the sufficiency of the allowance.

When a loan is deemed to be uncollectible by us, it is charged-off against the allowance for loan losses. Conversely, when a previously charged-off loan is subsequently collected, such recoveries are additions to the allowance for loan losses. The difference between the total amount of loans charged-off and the total amount of recoveries collected on previously charged-off loans is referred to as net loan charge-offs (or net loan recoveries if recoveries are larger than charge-offs).

For the year ended December 31, 2001, we had net recoveries of $53,000 as compared to net charge-offs of $119,000 and $377,000 in 2000 and 1999, respectively.

As of December 31, 2001 the allowance for loan loss was $4.6 million or 1.17% of total loans as of that date. As of December 31, 2000, the allowance was $1.8 million or 1.02% of total loans as of that date. The allowance was $1.2 million or 1.06% of total loans as of December 31, 1999. Although these levels are deemed adequate by us, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur which would be reflected in increased losses in our loan portfolio, which losses could possibly exceed the amount then reserved for loan losses.

Effective  January  1,  1995,  we  adopted  Statement  of  Financial  Accounting
Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures. These pronouncements provide that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. Information concerning our impaired loans at December 31, 2001 and 2000 is contained in Note 3 to the Consolidated Financial Statements (see "Item 7" herein).

The table below summarizes, for the periods indicated, loan balances at the end of each period and the daily averages during the period; changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings; and certain ratios related to the allowance for loan losses:

Analysis of the Allowance for Loan Losses
                                                  2001             2000             1999              1998             1997
                                              ------------     ------------     ------------     -------------     ------------
(Dollars in thousands)
Allowance for loan losses:
Beginning balance                          $        1,843    $       1,242    $       1,439    $        1,773   $        1,298
Adjustments /1/                                     2,436              465                                                 555
Charge-offs:
   Real estate - mortgage                                              225               10               179              169
   Commercial                                          98               17              482               231              389
   Consumer and other                                  58               34               70               225               90
                                           ---------------   --------------   --------------   ---------------  ---------------
      Total charge-offs                               156              276              562               635              648
                                           ---------------   --------------   --------------   ---------------  ---------------
Recoveries:
   Real estate - mortgage                                               28                2                43               39
   Commercial                                         198              110              166                72               18
   Consumer and other                                  11               19               17                36               24
                                           ---------------   --------------   --------------   ---------------  ---------------
      Total recoveries                                209              157              185               151               81
                                           ---------------   --------------   --------------   ---------------  ---------------
Net charge-offs (recoveries)                          (53)             119              377               484              567
Provision charged to operating expense                225              255              180               150              487
                                           ---------------   --------------   --------------   ---------------  ---------------
Ending balance                             $        4,557    $       1,843    $       1,242    $        1,439   $        1,773
                                           ===============   ==============   ==============   ===============  ===============

Loans at end of period                     $      389,556    $     181,447    $     117,177    $      106,579   $      101,934
Average loans during period                $      187,941    $     142,970    $     105,922    $       97,660   $       70,110

Ratios:
Allowance to loans at end of period                 1.17%            1.02%            1.06%             1.35%            1.74%
Net charge-offs (recoveries)
    to average loans during period                 -0.03%            0.08%            0.36%             0.50%            0.81%
Net charge-offs (recoveries)
    to allowance at beginning of period            -2.88%            9.58%           26.20%            27.30%           43.68%

------------------------------------

/1/ Acquired $555,000 in reserves in connection with acquistion of High Desert National Bank in 1997, $465,000 in reserves in connection with acquisition of Valley Merchants Bank in 2000, and $2,436,000 in reserves in connection with the merger with MCB Financial Corporation in 2001

The following table provides a breakdown of the allowance for loan losses as of the dates indicated:

Allocation of the Allowance for Loan Losses
(Dollars in thousands)
                         2001                    2001                     1999                   1998                    1997
                ---------------------- ----------------------- ---------------------- ----------------------- ----------------------
                           Percent of             Percent of              Percent of             Percent of              Percent of
                Allowance     Loans    Allowance     Loans     Allowance    Loans     Allowance    Loans      Allowance    Loans
                   for       in Each      for       in Each      for       in Each      for       in Each        for      in Each
                  Loan     Category to   Loan     Category to    Loan     Category to   Loan     Category to     Loan    Category to
                 Losses    Total Loans  Losses    Total Loans   Losses    Total Loans  Losses    Total Loans    Losses   Total Loans
                ---------- ----------- ---------- ------------ ---------- ----------- ---------- ------------ ---------- -----------
Real Estate     $   2,367     80.10 %  $     959      71.61 %  $     541     66.94 %  $     446     62.94 %   $     893     63.46 %
Commercial          1,462     16.41 %        611      21.69 %        246     25.99 %        265     28.91 %         371     28.28
Consumer              300      3.49          273       6.70          455      7.07          728      8.15           509      8.26
Not Allocated         428       N/A
                ---------- ----------- ---------- ------------ ---------- ----------- ---------- ------------ ---------- -----------
          Total $   4,557    100.00 %  $   1,843     100.00 %  $   1,242    100.00 %  $   1,439    100.00 %   $   1,773    100.00 %
                ========== =========== ========== ============ ========== =========== ========== ============ ========== ===========

Investment Portfolio

Our investment portfolio was $169.9 million representing 26.9% of the Bank's total assets as of December 31, 2001. The portfolio grew by $77.8 million or 2.7% in 2001. We invest in governmental, mortgage-backed, municipal and corporate securities and categorize those securities as held to maturity or available for sale depending upon the circumstances in place as to our intent and ability to hold such securities. We invest our liquid funds in excess of loan requirements in the investment portfolio and fed funds sold, which is a cash equivalent. During 2000 our securities portfolio increased by $8.8 million or 10.6% over December 31, 1999.

The following table summarizes the book value and market value and distribution of our investment securities as of the dates indicated:

                             Investment Portfolio

                                                                    For the Years Ended December 31,
                                          --------------------------------------------------------------------------------------
                                                      2001                          2000                          1999
                                          ---------------------------   --------------------------    --------------------------
                                             Book          Market          Book          Market          Book         Market
                                             Value          Value          Value         Value          Value          Value
                                          ------------   ------------   ------------   -----------    -----------   ------------
Available for Sale:
  U.S. Treasury securities              $      26,008  $      26,155
  U.S. government agencies                      1,022          1,064
  Mortgage backed securities                  117,371        118,597  $      61,640  $     62,333   $     69,017  $      68,331
  Municipal securities                         20,534         21,030         22,058        22,995         12,648         11,963
  Other securities                              2,032          2,055          5,736         5,761          2,044          2,000
                                          ------------   ------------   ------------   -----------    -----------   ------------
    Total available for sale            $     166,967  $     168,901  $      89,434  $     91,089   $     83,709  $      82,294
                                          ============   ============   ============   ===========    ===========   ============

Held to Maturity:
  U.S. Treasury securities              $       1,026  $       1,029  $       1,005  $      1,006   $      1,012  $       1,003
                                          ------------   ------------   ------------   -----------    -----------   ------------
    Total held to maturity              $       1,026  $       1,029  $       1,005  $      1,006   $      1,012  $       1,003
                                          ============   ============   ============   ===========    ===========   ============

         The  following   table   summarizes  the  maturity  of  our  investment
securities and their weighted average yield at December 31, 2001:

                                                    After 1 Year       After 5 Years
                                 Within 1 Year     Within 5 Years     Within 10 Years    After 10 Years           Total
                               -------------------------------------------------------------------------------------------------
(Dollars in thousands)          Amount    Yield   Amount     Yield    Amount    Yield    Amount    Yield    Amount     Yield
U.S. Treasury and other
     U.S. government agencies    $24,068   2.27%    $4,180     5.15%                                         $28,248      2.70%
Mortgage backed securities                             374     5.27%    $8,130    6.31%  $110,093   6.33%    118,597      6.33%
Obligations of state and
    political subdivisions /1/       182   7.17%       103     5.45%                       20,745   7.24%     21,030      7.23%
Other securities                                                                            2,055   6.74%      2,055      6.74%
--------------------------------------------------------------------------------------------------------------------------------
   Total                         $24,250   2.31%    $4,657     5.17%    $8,130    6.31%  $132,893   6.48%   $169,930      5.84%
================================================================================================================================

/1/ Yields on tax-exempt obligations have been computed on a tax equivalent basis.

Deposits & Other Borrowings

Deposits are our primary source of funds. At December 31, 2001 we had a deposit mix of 32.1% in noninterest-bearing demand deposits, 46.8% in NOW, money market and savings deposits, and 23.1% in time deposits. Our deposits are obtained from a cross-section of the communities we serve. Our business is not seasonal in nature. We accept deposits in excess of $100,000 from our customers. Those deposits are priced to remain competitive. As of each of the reporting periods covered we had no brokered funds on deposit.

We are not dependent upon funds from sources outside of the United States nor do we have any and have not made loans to any foreign entities. We have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

As of December 31, 2001 we had total deposits of $518.1 million an increase of 95.6% or $253.2 million from December 31, 2000. Of this increase $210.4 million or 83.1% was acquired through the merger with Metro Commerce Bank on December 31, 2001.. Total deposits at December 31, 2000 and 1999 were $264.9 million and $186.8 million, respectively, representing growth of 41.8% in 2000. The $78.1 million increase in 2000 was due to the $49.6 million in deposits acquired through the Valley Merchants Bank acquisition (August of 2000), $12.0 million of State of California funds acquired and $16.5 million through internal growth in operations.

The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated(in thousands):

                      Average Deposits and Other Borrowings

                                                                       For the Years Ended December 31,
                                             --------------------------------------------------------------------------------------
                                                       2001                          2000                         1999
                                             ---------------------------   --------------------------   ---------------------------
                                               Average        Average       Average        Average        Average        Average
                                               Balance         Rate         Balance          Rate         Balance         Rate
                                             ------------   ------------   -----------    -----------   ------------   ------------
Noninterest-bearing demand deposits        $      98,168                 $     82,041                 $      71,726
Money market                                      40,624          2.95%        47,685          2.89%         28,720          2.85%
NOW                                               39,495          1.64%        15,875          2.28%         21,612          2.26%
Savings                                           27,368          2.34%        22,575          2.69%         19,610          2.70%
Time deposits, $100,000 and over                  46,388          4.53%        24,173          5.01%         12,825          4.71%
Other time deposits                               33,910          4.79%        23,939          5.67%         20,611          4.49%
                                             ------------                  -----------                  ------------
    Total deposits                               285,953          2.17%       216,288          2.27%        175,104          1.92%
Other borrowings                                  25,187          4.77%        19,659          6.39%          3,756          5.67%
Redeemable Preferred Securities of
Subsidiary Trust Holding Solely Junior
Subordinated Debentures                           10,000         10.96%         7,889         10.88%
                                             ------------                  -----------                  ------------
    Total deposits and borrowed funds      $     321,140          2.65%  $    243,836          2.88%  $     178,860          2.00%
                                             ============                  ===========                  ============

The scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2001:

Time remaining to maturity                December 31, 2001
                                          -----------------
Three months or less                       $        53,878
After three months to six months                    11,699
After six months to one year                         9,156
After twelve months                                  1,902
                                          -----------------
          Total                            $        76,635
                                          =================

Short Term Borrowings

Due to the fact that our growth in loans had exceeded our growth in deposits, we began to employ short term borrowings from the Federal Home Loan Bank (FHLB) during 1999. We were first approved to borrow under the programs offered by the FHLB in July 1999. The terms offered to us by the Federal Home Loan Bank are financing availability up to 25% of total assets, secured by acceptable collateral, for terms less than 5 years. For terms greater than 5 years through 30 years, financing availability is limited to residential assets being pledged as collateral.

At year-end 2001, we had $39.6 million in advances against our line of credit from the Federal Home Loan Bank (FHLB) due at various times during 2002 through 2004 with a weighted average rate of 3.48%. The average balance of these term borrowings were $25.2 million with an average rate of 4.77%. As of December 31, 2000 the balance was $10.1 million, due at various times during 2001 with a weighted average rate of 6.10% with an average balance of $19.7 million, and a weighted average rate of 6.39% for the twelve months ended. The balance may vary by millions of dollars on any given day depending on fluctuating demand deposit balances as of a particular day.

Liquidity and Interest Rate Risk Management

Liquidity management for banks requires that funds always be available to pay anticipated deposit withdrawals and maturing financial obligations promptly and fully in accordance with their terms. The balance of the funds required is generally provided by payments on loans, sale of loans, liquidation of assets and the acquisition of additional deposit liabilities. One-method banks utilize for acquiring additional liabilities is through the acceptance of brokered deposits, which are deposits that bear interest in excess of 75 basis points over prevailing market rates. As of December 31, 2001 we carried no brokered deposits in our portfolio. We have not accepted nor needed to accept brokered deposits as part of our normal operations.

In order to meet liquidity needs, we maintain a portion of our funds in cash deposits in other banks, fed funds sold, and investment securities categorized as available for sale. As of December 31, 2001 our liquidity ratio was 16.7%, defined as $34.6 million in cash and cash equivalents and $51.7 million in investment securities available for sale (net of those pledged to secure treasury, tax and loan items, FHLB borrowings and public monies) as a percentage of deposits of $518.1 million.

Effective planning of asset and liability maturities and the matching of interest rates to correspond with this maturity matching is an integral part of the active management of an institution's net yield. To the extent maturities of assets and liabilities do not match in a changing interest rate environment, net yields may be affected. Even with accurately matched repricing of assets and liabilities, risk remains in the form of prepayment of assets, timing lags in adjusting certain assets and liabilities that have varying sensitivities to market interest rates and basis risk. In its overall attempt to match assets and liabilities, we take into account rates and maturities to be offered in connection with our certificate of deposit program and offer variable rate loans. We have generally been able to control our exposure to changing interest rates by managing the mix of floating rate to fixed rate instruments within our portfolio.

The sensitivity to interest rate fluctuations is measured in several time frames. Various strategies such as liability cost administration and redeployment of asset maturities are utilized to preserve interest income from the effect of changes in interest rates. The gap positions are monitored as a function of the ALCO process. The monitoring process includes the use of periodic simulated business forecasts, which incorporate various interest rate environments. Financial modeling is utilized to assist management in maintaining consistent earnings in an environment of changing interest rates.

At December 31, 2001, we had approximately $242.6 million of interest-bearing liabilities (NOW's, Savings, and Money Market accounts) maturing in zero to three months. Although this short maturity indicates that these interest-bearing liabilities are sensitive to adjustments in interest rates, we believe this sensitivity is significantly lessened due to the fact that these interest bearing liabilities mainly consist of low cost/low turnover demand deposits. In addition, we pay competitive rates on our time certificates of deposit, and, accordingly, even though some are shown as maturing in zero to three months, we believe the substantial majority of these accounts should continue to roll-over at maturity.

At December 31, 2001 approximately 34.0% of our interest-earning assets were subject to repricing after 5 years. The majority of these assets are Collateralized Mortgage Obligations (CMO's). Our interest rate sensitivity analysis with respect to CMOs takes into account the contractual maturity of these obligations, but does not take into account mandatory payments on the underlying mortgage payment obligations, which pay primarily interest in early years, or prepayments of the underlying mortgages, which significantly reduce the maturity, and therefore the risks, of these obligations. Similarly, our other loans which reprice after 5 years also only take into account only stated maturities of these loans and not prepayments of these loans or monthly required payments which are primarily interest in early years. We anticipate that significantly less than 34.0% of our interest-earning assets which contractually reprice after five years will actually reprice after five years.

At any given time, the market value of our securities portfolio may be above, at, or below market value. While there is a possibility that there will be an impact on net income should we need to sell securities whose fair value is less than the amortized cost, we are able to mitigate this risk by borrowing against the securities to raise liquidity versus having to sell the securities. Since we do a monthly mark-to-market on the available-for-sale securities portfolio, there would be minimal impact on the balance sheet if we were forced to sell securities whose fair value is less than the amortized cost.

The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of December 31, 2001 using the interest rate sensitivity gap ratio. For purposes of the following table, an asset or liability is considered rate-sensitive within a specified period when it can be repriced or matures within its contractual terms. Actual payment patterns may differ from contractual payment patterns.

                      Interest Rate Sensitivity Analysis


December 31, 2001                                               Over 90     After One       After
                                                   90 days      days to      Year to        Five
(in thousands)                                     or less      365 days    Five Years      Years        Total
                                                 ------------  -----------  -----------  ------------  -----------
Earning Assets (Rate Sensitive):
   Interest-bearing deposits with other banks                  $       50                              $       50
   Investment securities                         $    21,103        3,147   $    4,657   $   141,023      169,930
   Loans, gross of allowance for possible
       losses and deferred loan fees                 216,392       15,701      108,505        48,958      389,556
                                                 ------------  -----------  -----------  ------------  -----------
     Total                                           237,495       18,898      113,162       189,981      559,536
                                                 ------------  -----------  -----------  ------------  -----------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing demand deposits (NOW)             57,977                                               57,977
   Savings deposits                                   32,234                                               32,234
   Money market deposits                             152,394                                              152,394
   Time deposits, $100,000 or more                    53,878       20,855        1,902                     76,635
   Other time deposits                                18,923       20,297        3,691                     42,911
   Other borrowings                                   30,799                     9,425                     40,224
   Trust preferred securities                                                                 13,495       13,495
                                                 ------------  -----------  -----------  ------------  -----------
     Total                                           346,205       41,152       15,018        13,495      415,870
                                                 ------------  -----------  -----------  ------------  -----------
Period GAP                                       $  (108,710)  $  (22,254)  $   98,144   $   176,486
                                                 ============  ===========  ===========  ============
Cumulative GAP                                   $  (108,710)  $ (130,964)  $ (32,820)  $   143,666
                                                 ============  ===========  ===========  ============
Interest Sensitivity GAP Ratio                       (45.77%)    (117.76%)      86.73%        92.90%
                                                 ============  ===========  ===========  ============
Cumulative Interest Sensitivity                      (45.77%)     (51.08%)      (8.88%)       25.68%
                                                 ============  ===========  ===========  ============

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

At December 31, 2001, the Bank's and Business Bancorps's capital exceeded all minimum regulatory requirements and the Bank was considered to be "well capitalized" as defined in the regulations issued by the FDIC. In connection with the pending acquisition of Valley Merchants Bank in 2000 it was anticipated that the Bank would require additional capitalization. On March 21, 2000, the Company raised approximately $9.7 million in net proceeds from an offering of $10.0 million of principal amount of 10-7/8% Fixed Rate Capital Trust Pass-through Securities. In August of 2000, approximately $8.7 million was contributed to the Bank from Business Bancorp to maintain the Bank's capital position as "well capitalized".

Impact of Inflation; Seasonality

The primary impact of inflation on us is its effect on interest rates. Our primary source of income is net interest income, which is affected by changes in interest rates. Our attempt to limit the impact of inflation on our net interest margin through management of rate-sensitive assets and liabilities and the analysis of interest rate sensitivity. The effect of inflation on premises and equipment as well as noninterest expenses has not been significant for the periods covered in this Annual Report. Our business is generally not seasonal.

Item 7. Financial Statements.


                        BUSINESS BANCORP AND SUBSIDIARIES

                        DECEMBER 31, 2001, 2000 AND 1999


                                    Contents


                                                                            Page

Independent Auditors' Report..................................................1


Financial Statements

    Consolidated Balance Sheets
    December 31, 2001 and 2000................................................2

    Consolidated Statements of Income
    For the Years Ended December 31, 2001 and 2000 and 1999...................3

    Consolidated Statement of Changes in Stockholders' Equity
    For the Years Ended December 31, 2001 and 2000 and 1999...................4

    Consolidated Statements of Cash Flows
    For the Years Ended December 31, 2001 and 2000 and 1999...................5


Notes to Consolidated Financial Statements....................................7

                          Independent Auditors' Report


Board of Directors and Stockholders
Business Bancorp
San Rafael, California

We have audited the accompanying consolidated balance sheets of Business Bancorp and subsidiaries (the "Bancorp") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Bancorp and subsidiaries as of December 31, 2001 and 2000, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ Vavrinek, Trine, Day & Co., LLP

Rancho Cucamonga, California
February 22, 2002

                        BUSINESS BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        DECEMBER 31, 2001 AND 2000


                                                         Assets
                                                                                                     2001                  2000
                                                                                                 -------------        -------------

Cash and due from banks                                                                          $  34,614,727        $  16,921,114
Interest-bearing deposits in other financial institutions                                               50,000            3,364,000
Investment securities
 Available-for-sale                                                                                168,901,737           91,089,294
 Held-to-maturity, fair value of $1,029,375 in 2001
 and $1,005,620 in 2000                                                                              1,025,758            1,005,231
Federal Home Loan Bank and Federal Reserve Bank
 restricted stock at cost                                                                            3,112,800            1,246,200
Loans, net of unearned income                                                                      388,447,347          180,367,894
 Less Allowance for Loan Losses                                                                     (4,557,616)          (1,842,715)
                                                                                                 -------------        -------------
  Net Loans                                                                                        383,889,731          178,525,179
Premises and equipment                                                                               9,725,253            5,766,284
Accrued interest receivable                                                                          2,885,574            2,049,766
Deferred tax asset                                                                                   1,126,210              447,862
Other real estate owned, net                                                                            72,584              504,754
Goodwill and other intangible assets                                                                21,675,017            7,545,733
Other assets                                                                                         4,170,294            3,075,322
                                                                                                 -------------        -------------
    Total Assets                                                                                 $ 631,249,685        $ 311,540,739
                                                                                                 =============        =============

                                            Liabilities and Stockholders' Equity
Liabilities
 Deposits
 Noninterest-bearing                                                                               155,935,475           95,434,574
 Interest-bearing                                                                                  362,150,549          169,492,618
                                                                                                 -------------        -------------
 Total Deposits                                                                                    518,086,024          264,927,192
 Borrowed funds                                                                                     40,223,796           10,125,000
 Bancorp Obligated Mandatorily Redeemable Preferred
    Securities of Subsidiary Trust Holding Solely Junior
    Subordinated Debentures                                                                         13,495,313           10,000,000
 Accrued interest and other liabilities                                                              4,887,832            2,945,523
                                                                                                 -------------        -------------
                                                                                                   576,692,965          287,997,715
                                                                                                 -------------        -------------
Commitments and Contingencies (Note #11)

Stockholders' Equity
 Serial preferred stock - no par value, 20,000,000 shares authorized
  but unissued                                                                                             --                   --
 Common stock - no par value, authorized 20,000,000 shares,
 issued and outstanding, 3,907,439 and 2,026,869 shares
  in 2001 and 2000, respectively                                                                    35,141,371            6,646,626
 Retained earnings                                                                                  18,388,464           15,922,222
 Accumulated other comprehensive income                                                              1,026,885              974,176
                                                                                                 -------------        -------------
   Total Stockholders' Equity                                                                       54,556,720           23,543,024
                                                                                                 -------------        -------------
   Total Liabilities and Stockholders' Equity                                                    $ 631,249,685        $ 311,540,739
                                                                                                 =============        =============

The accompanying notes are an integral part of these financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                       2001                    2000                    1999
                                                   ------------            ------------            ------------
Interest Income
  Interest and fees on loans                       $ 18,255,378            $ 15,701,729            $ 11,226,876
  Interest on investment securities
    Taxable                                           5,489,230               4,544,567               2,424,171
    Exempt from Federal taxes                         1,168,100               1,037,126                 501,619
  Interest on deposits                                   81,557                  90,049                    --
  Interest on Federal funds sold                        100,726                  34,885                 617,758
                                                   ------------            ------------            ------------
      Total Interest Income                          25,094,991              21,408,356              14,770,424
                                                   ------------            ------------            ------------
Interest Expense
  Interest on deposits
    NOW and money market accounts                     1,845,678               1,739,211               1,305,793
    Savings                                             639,692                 606,364                 528,636
    Time deposits $100,000 and over                   2,102,199               1,356,732                 604,028
    Time deposits under $100,000                      1,625,380               1,210,610                 925,486
  Interest on Trust Preferred Securities              1,081,111                 857,917                    --
  Interest on other borrowings                        1,216,412               1,256,808                 212,790
                                                   ------------            ------------            ------------
      Total Interest Expense                          8,510,472               7,027,642               3,576,733
                                                   ------------            ------------            ------------
      Net Interest Income                            16,584,519              14,380,714              11,193,691
Provision for Loan Losses                               225,000                 255,000                 180,000
                                                   ------------            ------------            ------------
      Net Interest Income After Provision
       for Loan Losses                               16,359,519              14,125,714              11,013,691
                                                   ------------            ------------            ------------
Other Income
  Service fees                                        3,160,929               2,563,340               2,261,995
  Gain on sale of SBA loans                              39,779                  11,967                 154,246
  Gain on sale of other real estate owned                52,779                 197,504                  38,168
  Gain (loss) on sale of investments                    816,836                  43,321                 (98,041)
                                                   ------------            ------------            ------------
      Total Other Income                              4,070,323               2,816,132               2,356,368
                                                   ------------            ------------            ------------
Other Expenses
  Salaries and employee benefits                      8,480,565               6,797,516               5,290,708
  Occupancy, net                                      1,072,065                 854,444                 746,684
  Furniture and equipment                             1,062,620                 897,670                 775,536
  Other operating expenses                            5,912,653               5,027,752               3,775,799
                                                   ------------            ------------            ------------
      Total Other Expenses                           16,527,903              13,577,382              10,588,727
                                                   ------------            ------------            ------------
Income Before Income Taxes                            3,901,939               3,364,464               2,781,332
                                                   ------------            ------------            ------------
Income Taxes
  Current                                             1,395,900               1,447,550               1,019,999
  Deferred                                                 (884)               (352,750)               (178,972)
                                                   ------------            ------------            ------------
                                                      1,395,016               1,094,800                 841,027
                                                   ------------            ------------            ------------

Net Income                                         $  2,506,923            $  2,269,664            $  1,940,305
                                                   ============            ============            ============

Earnings Per Share
  Basic                                            $       1.24            $       1.14            $       0.99
                                                   ============            ============            ============

  Diluted                                          $       1.20            $       1.13            $       0.97
                                                   ============            ============            ============

The accompanying notes are an integral part of these financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                                        Accumulated
                                                Number of                                                  Other           Total
                                                 Shares       Common      Comprehensive    Retained    Comprehensive   Stockholders'
                                               Outstanding    Stock           Income       Earnings        Income          Equity
                                               ----------- -------------  -------------  ------------  --------------  -------------

Balance, January 1, 1999                         1,559,175  $ 5,726,269                   $11,713,655        $ 3,002   $ 17,442,926

  Stock options exercised                           13,264       77,550                                                      77,550
  Stock issued to 401-K Plan                        11,650      142,945                                                     142,945
  Five-for-four stock split (Note #12)             391,872
  Cash in lieu of fractional shares                                                            (1,402)                       (1,402)
  Tax effect of stock options exercised - 1998                  310,090                                                     310,090
  Comprehensive Income
    Net income for the period                                              $ 1,940,305      1,940,305                     1,940,305
    Unrealized security holding losses
      (net of $535,692 tax)                                                   (935,989)                     (935,989)      (935,989)
    Reclassification adjustment for realized
      losses (net of $31,471 tax benefit)                                       54,988                        54,988         54,988
                                                                          ------------
    Total comprehensive income                                             $ 1,059,304
                                               -----------  ------------  =============  -------------  -------------  -------------
Balance, December 31, 1999                       1,975,961    6,256,854                    13,652,558       (877,999)    19,031,413

  Stock options exercised                           50,836      389,161                                                     389,161
  Stock issued to 401-K Plan                            72          611                                                         611
  Comprehensive Income
    Net income for the period                                                2,269,664      2,269,664                     2,269,664
    Unrealized security holding gains
      (net of $1,304,866 tax)                                                1,877,734                     1,877,734      1,877,734
    Reclassification adjustment for realized
      gains (net of $17,762 tax expense)                                       (25,559)                      (25,559)       (25,559)
                                                                          ------------
    Total comprehensive income                                             $ 4,121,839
                                               -----------  ------------  =============  -------------  -------------  -------------
Balance, December 31, 2000                       2,026,869    6,646,626                    15,922,222        974,176     23,543,024

  Stock options exercised                            7,200       40,000                                                      40,000
  Stock issued in connection with purchase of
    MCB Financial Corporation                    1,873,370   28,454,745                                                  28,454,745
  Cash dividend paid                                                                          (40,681)                      (40,681)
  Comprehensive Income
    Net income for the period                                                2,506,923      2,506,923                     2,506,923
    Unrealized security holding gains
      (net of $373,029 tax)                                                    533,381                       533,381        533,381
    Reclassification adjustment for realized
      gains (net of $336,164 tax expense)                                     (480,672)                     (480,672)      (480,672)
                                                                          -------------
    Total comprehensive income                                             $ 2,559,632
                                               -----------  ------------  =============  -------------  -------------  -------------
Balance, December 31, 2001                       3,907,439  $35,141,371                   $18,388,464    $ 1,026,885   $ 54,556,720
                                               ===========  ============                 =============  =============  =============

The accompanying notes are an integral part of these financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                      2001              2000              1999
                                                                                  -------------     -------------     -------------

Cash Flows From Operating Activities
 Net Income                                                                       $   2,506,923     $   2,269,664     $   1,940,305
 Adjustments to Reconcile Net Income to
   Net Cash Provided by Operating Activities
     Depreciation and amortization of premises and equipment                            902,069           730,220           625,220
     Amortization of intangibles                                                        654,667           400,845           286,942
     Provision for loan losses                                                          225,000           255,000           180,000
     Provision for losses on other real estate owned                                      5,000            64,586            24,415
     Net (gain)/loss on sale of assets                                                 (893,511)         (279,384)           78,137
     Increase in accrued interest receivable                                            (26,825)         (609,164)         (627,531)
     (Increase)/decrease in deferred assets                                                --             605,138          (400,273)
     Net amortization/accretion of premiums/discounts
      on investment securities                                                        1,800,132           704,158           696,379
     FHLB stock dividend                                                                (90,500)          (99,000)           (6,000)
     Net increase in cash surrender value of life insurance policies                    (67,669)          (63,899)          (37,340)
     Increase in other assets                                                          (748,551)         (572,947)          (65,058)
     (Decrease)/increase in interest payable and other liabilities                      (69,361)        1,316,301           115,021
     (Increase)/decrease in prepaid taxes                                                 6,865           193,260          (383,027)
                                                                                  -------------     -------------     -------------
        Net Cash Provided By Operating Activities                                     4,204,239         4,914,778         2,427,190
                                                                                  -------------     -------------     -------------
Cash Flows From Investing Activities
 Net change in interest-bearing deposits in other financial institutions              3,314,000         1,586,000              --
 Proceeds from maturities of available-for-sale securities                              100,000           880,000         3,301,800
 Proceeds from sales of investment securities available-for-sale                     34,734,683        14,734,593         6,994,039
 Proceeds from maturities of held-to-maturity securities                              1,000,000              --           1,055,000
 Principal reduction of mortgage-backed securities                                   29,071,973         8,649,254         6,134,290
 Purchase of investment securities available-for-sale                              (115,379,319)      (23,922,813)      (75,146,074)
 Purchase of investment securities held-to-maturity                                  (1,034,609)             --          (1,513,906)
 Purchase of Valley Merchants Bank (net of cash and cash
   equivalents acquired)                                                                   --          (5,554,281)             --
 Purchase of MCB Financial Corporation (net of cash and cash
   equivalents acquired)                                                             16,909,655              --                --
 Purchase of Federal Home Loan Bank and Federal Reserve Bank stock                   (2,288,750)             --                --
 Redemption of Federal Home Loan Bank stock                                             852,600            52,800              --
 Purchase of life insurance policies                                                       --            (603,082)             --
 Net increase in loans to customers                                                 (24,518,327)      (28,162,762)      (10,931,034)
 Recoveries of loans previously written-off                                             209,886           156,969           184,906
 Capital expenditures                                                                (1,895,339)       (1,209,282)         (521,905)
 Proceeds from sale of equipment                                                         28,282            42,300            15,044
 Proceeds from sale of other real estate owned                                          175,838           898,722           388,566
                                                                                  -------------     -------------     -------------
        Net Cash Used In Investing Activities                                       (58,719,427)      (32,451,582)      (70,039,274)
                                                                                  -------------     -------------     -------------

The accompanying notes are an integral part of these financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                                                                    2001               2000                1999
                                                                                -------------      -------------      -------------
Cash Flows From Financing Activities
  Net increase in demand deposits, NOW accounts,
   savings accounts, and money market deposits                                     22,438,277          7,285,511         20,704,232
  Net increase in certificates of deposit                                          20,272,073         20,866,355          2,261,089
  Net increase/(decrease) in FHLB borrowing                                        29,499,132         (8,075,000)        18,200,000
  Issuance of Bancorp obligated mandatorily
    redeemable preferred securities of subsidiary
    trust holding solely junior subordinated debentures                                  --           10,000,000               --
  Stock options exercised, net of tax effect                                           40,000            389,161            387,640
  Cash dividends paid                                                                 (40,681)              --                 --
  Stock issued through 401(K) plan                                                       --                  611            142,945
  Cash paid in lieu of fractional shares                                                 --                 --               (1,402)
                                                                                -------------      -------------      -------------
      Net Cash Provided By Financing Activities                                    72,208,801         30,486,638         41,694,504
                                                                                -------------      -------------      -------------
Net (Increase)/Decrease in Cash and Cash Equivalents                               17,693,613          2,949,834        (25,917,580)
Cash and Cash Equivalents, Beginning of Year                                       16,921,114         13,971,280         39,888,860
                                                                                -------------      -------------      -------------
Cash and Cash Equivalents, End of Year                                             34,614,727         16,921,114         13,971,280
                                                                                =============      =============      =============
Supplemental Disclosure of Cash Flows Information
  Interest paid                                                                 $   6,144,374      $   1,196,226      $   3,598,157
                                                                                =============      =============      =============
  Income taxes paid                                                             $   1,450,000      $   1,210,000      $     769,986
                                                                                =============      =============      =============
Non-Cash Investing Activities
  Net change in accumulated other comprehensive income                          $      52,709      $   1,852,175      $     881,001
                                                                                =============      =============      =============
  Transfer from loans to OREO                                                   $        --        $     135,947      $     548,758
                                                                                =============      =============      =============
  Origination of loans to facilitate OREO                                       $     304,111      $        --        $     175,800
                                                                                =============      =============      =============
  Transfer from investments held-to-maturity to available-for-sale              $        --        $        --        $   1,065,000
                                                                                =============      =============      =============
Non-Cash Financing Activities
  Tax effect of stock options exercised                                         $        --        $      25,851      $     310,090
                                                                                =============      =============      =============
Supplemental Disclosure
  Net change in assets/liabilities due to acquisition
   Increase in interest-bearing deposits in other financial institutions        $        --        $   4,950,000
                                                                                =============      =============
   Increase in investments                                                      $  27,219,420      $   6,812,259
                                                                                =============      =============
   Increase in net loans                                                        $ 180,977,000      $  35,678,924
                                                                                =============      =============
   Increase in premises and equipment                                           $   3,222,892      $   1,414,229
                                                                                =============      =============
   Increase in other real estate owned                                          $        --        $      90,000
                                                                                =============      =============
   Increase in goodwill and other intangible assets                             $  14,783,951      $   5,711,007
                                                                                =============      =============
   Increase in other assets                                                     $   2,149,762      $   1,070,318
                                                                                =============      =============
   Increase in demand, money market and savings deposits                        $ 177,768,481      $  39,015,744
                                                                                =============      =============
   Increase in certificates of deposit                                          $  32,680,000      $  10,570,707
                                                                                =============      =============
   Increase in other borrowings                                                 $     599,664      $        --
                                                                                =============      =============
   Increase in trust preferred securities                                       $   3,495,313      $        --
                                                                                =============      =============
   Increase in other liabilities                                                $   2,011,670      $     586,005
                                                                                =============      =============

The accompanying notes are an integral part of these financial statements.

Note #1 - Summary of Significant Accounting Policies

The accounting and reporting policies of Business Bancorp and subsidiaries (the "Bancorp") conform to accounting principles generally accepted in the United States of America and to general practice within the banking industry. A summary of the significant accounting and reporting policies consistently applied in the preparation of the accompanying consolidated financial statements follows:

A.  Principles of Consolidation

    The consolidated financial statements include the Bancorp and it's wholly owned subsidiaries, Business Bank of California (the "Bank"), Business Capital Trust I, and MCB Statutory Trust I. All significant intercompany balances and transactions have been eliminated.

B.  Nature of Operations

    Business Bancorp, a bank holding company, was incorporated on January 21, 2000 in the State of California for the purpose of acquiring and holding all of the outstanding stock of the Bank. Business Capital Trust I, a statutory business trust, was incorporated on March 10, 2000 in the State of Delaware for the purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by the Bancorp. On December 31, 2001, the Bancorp completed the acquisition of MCB Financial Corporation and Subsidiaries. The Bank has been organized as a single operating segment and operates sixteen offices in the Inland Empire region of Southern California and in the Northern California cities of San Rafael, Petaluma, San Francisco, South San Francisco and Hayward, and provides a variety of financial services to individuals and small-to-medium size businesses. The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and the making of various types of installment, commercial and real estate loans.

C.  Use of Estimates

    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

    Banking regulations require that all banks maintain a percentage of their deposits as reserves in use or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2001.

    The Bank maintains amounts due from banks that may periodically exceed Federally insured limits. The Bank has not experienced any losses in these accounts.

E.   Interest-bearing Deposits in Banks

     Interest-bearing deposits in banks mature within one year and are carried at cost.

F.  Investment Securities and Mortgage-Backed Securities

    In accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which addresses the accounting for investments in equity securities that have readily determinable fair values and for investments in all debt securities, securities are classified in three categories and accounted for as follows: debt, equity, and mortgage-backed securities that the Bank has the positive intent and ability to hold to maturity are classified as held-to-maturity and are measured at amortized cost; debt, equity and mortgage backed securities bought and held principally for the purpose of selling in the near term are classified as trading securities and are measured at fair value, with unrealized gains and losses included in earnings; debt, equity and mortgage-backed securities not classified as either held-to-maturity or trading securities are deemed as available-for-sale and are measured at fair value, with unrealized gains and losses, net of applicable taxes, reported in a separate component of stockholders' equity. Gains or losses on sales of investment securities and mortgage-backed securities are determined on the specific identification method. Premiums and discounts are amortized or accreted using the interest method over the expected lives of the related securities.

G.  Loans and Interest on Loans

    Loans are stated at unpaid principal balances, less the allowance for loan losses and net deferred loan fees and unearned discounts. The Bank recognizes loan origination fees as income over the term of the loan.

    In accordance with SFAS No. 114, (as amended by SFAS No. 118), "Accounting by Creditors for Impairment of a Loan," those loans identified as "impaired" are measured on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when it is probable the creditor will not be able to collect all contractual principal and interest payments due in accordance with the terms of the loan agreement.

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

H.  Provision and Allowance for Loan Losses

    The allowance for loan losses (ALLL) is maintained at a level which, in management's judgment, is adequate to absorb credit losses inherent in the loan portfolio. The amount of the allowance is based on management's evaluation of the collectibility of the loan portfolio, including the nature of the portfolio, credit concentrations, trends in historical loss experience, specific impaired loans, and economic conditions. Allowances for impaired loans are generally determined based on collateral values or the present value of estimated cash flows. The allowance is increased by a provision for loan losses, which is charged to expense and reduced by charge-offs, net of recoveries. Changes in the allowance relating to impaired loans are charged or credited to the provision for loan losses. Because of uncertainties inherent in the estimation process, management's estimate of credit losses inherent in the loan portfolio and the related allowance may change.

I.  Premises and Equipment

    Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Depreciation expense was $902,069, $730,220, and $625,220 for the years ended December 31, 2001, 2000 and 1999, respectively.

J.  Goodwill and Core Deposit Intangible Purchased

    Goodwill represents the excess of the purchase price over the fair value of the net assets acquired during 2001, 2000 and 1997. Through December 31, 2001, goodwill was amortized using the straight-line method over fifteen and twenty years. Amortization expense charged to operations for 2001, 2000 and 1999 was $524,508, $270,686 and $156,783, respectively.

    Core deposit intangibles were recorded for acquisitions during 2001, 1997 and 1994. The core deposit intangibles are being amortized using the straight-line method over the estimated lives of the deposits acquired which range from four to fifteen years. Amortization expense charged to operations for 2001, 2000 and 1999 was $129,963, $130,159 and $130,159, respectively.

    Effective January 1, 2002, goodwill will no longer be amortized, but rather will be tested for impairment annually as a result of the adoption of SFAS No. 142, "Goodwill and Other Intangible Assets." The Bancorp does not expect to recognize any impairment on goodwill upon adoption of SFAS No. 142 in 2002. The core deposit intangible asset will continue to be amortized using the same method described above.

K.  Loan Sales and Servicing

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

L.  Income Taxes

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

M.  Other Real Estate Owned

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

N.  Advertising

     Advertising costs are charged to expense during the year in which they are incurred.

O.   Earning Per Shares (EPS)

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

P.   Stock-Based Compensation

     SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bancorp has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bancorp's stock at the date of the grant over the amount an employee must pay to acquire the stock.

Q.   Comprehensive Income

     In accordance with SFAS No. 130, "Reporting Comprehensive Income," disclosure of comprehensive income and its components are reported by the Bancorp. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Bancorp.

R.   Accounting for Business Capital Trust I and MCB Statutory Trust I

     Business Capital Trust I is a statutory business trust created for the sole purpose of issuing and selling Cumulative Trust Preferred Securities (the "Trust Preferred Securities") and using the proceeds to acquire the junior subordinated debentures issued by Business Bancorp.

     MCB Statutory Trust I is a statutory business trust created for the exclusive purpose of issuing and selling Trust Securities. The entire proceeds were invested by the Trust in Junior Subordinated Deferrable Interest Debentures of MCB Financial Corporation, which was acquired by Business Bancorp on December 31, 2001.

     For financial reporting purposes, Business Capital Trust I and MCB Statutory Trust I are treated as subsidiaries of Business Bancorp and, accordingly, the accounts are included in the consolidated financial statements of the Bancorp. The Trust Preferred Securities are presented as a separate line item in the consolidated balance sheet under the caption, "Bancorp Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures." For
     financial reporting purposes, the Bancorp records the dividend distributions payable on the Trust Preferred Securities as interest expense in the consolidated statement of income.

S.   Current Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective starting with fiscal years beginning after December 15, 2001. This standard establishes new accounting standards for goodwill and continues to require the recognition of goodwill as an asset but does not permit amortization of goodwill as previously required by APB Opinion No. 17. The standard also establishes a new method of testing goodwill for impairment. It requires goodwill to be separately tested for impairment at a reporting unit level. The amount of goodwill determined to be impaired would be expensed to current operations. The Bancorp does not expect to recognize an impairment on goodwill upon the adoption of SFAS No. 142 in 2002.

T.  Reclassifications

Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.


Note #2 - Investment Securities

At December 31, 2001 and 2000, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in conjunction with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

Available-for-Sale Securities

The amortized cost and estimated fair value of available-for-sale securities at December 31, 2001 and 2000, were as follows:

                                                          December 31, 2001
                                     ----------------------------------------------------------
                                                        Gross         Gross
                                       Amortized     Unrealized     Unrealized
                                         Cost           Gains         Losses        Fair Value
                                     ------------   ------------   ------------    ------------
U.S. Treasury obligations            $ 26,155,320   $       --     $       --      $ 26,155,320
Obligations of U.S. Government
  agencies and corporations             1,064,100           --             --         1,064,100
Obligations of state and political
  subdivisions                         20,533,760        598,984       (102,512)     21,030,232
Mortgage backed securities            117,371,155      1,551,547       (326,017)    118,596,685
Corporate bonds                         2,032,351         39,529        (16,480)      2,055,400
                                     ------------   ------------   ------------    ------------
                      Total          $167,156,686   $  2,190,060   $   (445,009)   $168,901,737
                                     ============   ============   ============    ============

                                                          December 31, 2000
                                     ----------------------------------------------------------
                                                        Gross         Gross
                                       Amortized     Unrealized     Unrealized
                                         Cost           Gains         Losses        Fair Value
                                     ------------   ------------   ------------    ------------
Obligations of state and political
  subdivisions                       $ 22,058,162   $  1,041,766   $   (105,283)   $ 22,994,645
Mortgage backed securities             61,639,744        732,000        (38,636)     62,333,108
Corporate bonds                         5,735,910         46,054        (20,423)      5,761,541
                                     ------------   ------------   ------------    ------------
                      Total          $ 89,433,816   $  1,819,820   $   (164,342)   $ 91,089,294
                                     ============   ============   ============    ============

Held-to-Maturity Securities

The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2001 and 2000, were as follows:

                                                          December 31, 2001
                              ------------------------------------------------------------------
                                                 Gross              Gross
                               Amortized       Unrealized         Unrealized
                                 Cost            Gains              Losses            Fair Value
                              ----------       ----------       --------------        ----------
U.S. Treasury obligations     $1,025,758       $    3,617       $          --         $1,029,375
                              ==========       ==========       ==============        ==========

                                                          December 31, 2000
                              ------------------------------------------------------------------
                                                 Gross              Gross
                               Amortized       Unrealized         Unrealized
                                 Cost            Gains              Losses            Fair Value
                              ----------       ----------       --------------        ----------
U.S. Treasury obilgations     $1,005,231       $      389       $          --         $1,005,620
                              ==========       ==========       ==============        ==========

The amortized cost and fair values of investment securities available-for-sale and held-to-maturity at December 31, 2001, by expected maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                      December 31, 2001
                                             ------------------------------------------------------------------
                                                      Securities                          Securities
                                                   Held-to-Maturity                    Available-for-Sale
                                             ------------------------------      ------------------------------
                                               Amortized                          Amortized
                                                 Cost           Fair Value           Cost           Fair Value
                                             ------------      ------------      ------------      ------------
Amounts maturing in
   One year or less                          $  1,025,758      $  1,029,375      $ 23,219,883      $ 23,221,587
   After one year through five years                 --                --           4,279,700         4,283,494
   After five years through ten years                --                --               8,130             8,130
   After ten years                                   --                --         139,648,973       141,388,526
                                             ------------      ------------      ------------      ------------
                                             $  1,025,758      $  1,029,375      $167,156,686      $168,901,737
                                             ============      ============      ============      ============

Proceeds from sales and maturities of investment securities available-for-sale during 2001, 2000, and 1999 were $34,834,683, $15,614,593, and $10,295,839 respectively. In 2001, gross gains and gross losses on those sales were $818,360 and $1,524, respectively. In 2000, gross gains and gross losses on those sales were $81,889 and $38,568, respectively. In 1999, gross gains and gross losses on those sales were $2,200 and $88,659, respectively. Proceeds from principal reductions of mortgage-backed securities in 2001, 2000 and 1999 were $29,071,973, $8,649,254 and $6,134,290, respectively.

During 2001, proceeds from maturities of investment securities held-to-maturity were $1,000,000. There were no sales of held-to-maturity investment securities during 2001, 2000 and 1999. Amortized cost for the held-to-maturity investment securities sold, during 1999, were $3,838,257. In 1999, gross gains and gross losses on those sales were $46,751 and $58,333, respectively. Amortized cost for held-to-maturity investment securities transferred to available-for-sale investment securities during 1999 were $1,066,043, resulting in an unrealized gain of $1,043. There were no maturities of investment securities held-to-maturity during 2000. Proceeds from maturities of investment securities held-to-maturity during 1999 were $1,055,000. There were no gains or losses recognized.

During 1999, the Bank sold off the majority of the held-to-maturity investment securities, with the remaining investments transferred to the available-for-sale portfolio to comply with SFAS 115. The sale and subsequent transfer was affected by a change of the investment policy of the Bank's management.

Included in stockholders' equity at December 31, 2001, 2000, and 1999 are $1,026,885 of net unrealized gains (net of $718,166 estimated tax expense), $974,176 of net unrealized gains (net of $681,302 estimated tax expense), and $877,999 of net unrealized losses (net of $536,865 estimated tax benefit), respectively, in investment securities available-for-sale.

Securities having a carrying value of approximately $117,235,000 and $68,235,000 and a market value of $117,235,000 and $69,623,000 at December 31, 2001 and 2000, respectively, were pledged to secure treasury, tax and loan items, FHLB borrowings and public monies, as required by law, and for other purposes.

Note #3 - Loans

The composition of the loan portfolio at December 31, 2001 and 2000, was as follows:

                                                    2001               2000
                                               -------------      -------------
Real estate                                    $ 287,556,603      $ 122,543,152
Commercial                                        90,194,627         44,657,289
Installment                                       10,100,658         12,703,032
All other (including overdrafts)                   1,704,579          1,543,313
                                               -------------      -------------
                                                 389,556,467        181,446,786
Less:  Unearned income                            (1,109,120)        (1,078,892)
                                               -------------      -------------
Loans, Net of Unearned Income                  $ 388,447,347      $ 180,367,894
                                               =============      =============

At December 31, 2001 and 2000, the Bank had loans identified as impaired totaling approximately $1,947,000 and $999,000, respectively. The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

                                                       2001         2000         1999
                                                    ----------   ----------   ----------
Recorded investment in impaired loans               $1,947,000   $  999,000     $477,000
Related allowance for loan losses                      223,502      116,335      141,000
Average recorded investment in impaired loans        1,639,000      198,000      842,000
Cash receipts applied to reduce principal balance      192,884        9,702      147,953
Cash receipts recognized as interest income              7,123          269        1,717


At December 31, 2001 and 2000, the Bank had $18,000 and $0 in loans past due 90 days or more in interest or principal and still accruing interest.

Note #4 - Allowance for Loan Losses

Transactions in the allowance for loan losses are summarized as follows:

                                                                 2001          2000           1999
                                                             -----------    -----------    -----------
Balance, Beginning of Year                                   $ 1,842,715    $ 1,241,733    $ 1,439,308
Provision charged to expense                                     225,000        255,000        180,000
Allowance on loans acquired from MCB Financial Corporation
  in 2001 and Valley Merchants Bank in 2000.                   2,436,400        464,825           --
Loans charged-off                                               (156,385)      (275,812)      (562,481)
Recoveries                                                       209,886        156,969        184,906
                                                             -----------    -----------    -----------
Balance, End of Year                                         $ 4,557,616    $ 1,842,715    $ 1,241,733
                                                             ===========    ===========    ===========

Note #5 - Premises and Equipment

Major classifications of premises and equipment are summarized as follows:

                                                       2001            2000
                                                   ------------    ------------
Buildings and improvements                         $  4,330,500    $  3,943,399
Furniture, equipment, and software                   10,959,189       4,279,618
Construction in progress                                150,568            --
                                                   ------------    ------------
                                                     15,440,257       8,223,017
Less:  accumulated depreciation and amortization     (7,358,329)     (4,100,058)
                                                   ------------    ------------
                                                      8,081,928       4,122,959
Land                                                  1,643,325       1,643,325
                                                   ------------    ------------
                                                   $  9,725,253    $  5,766,284
                                                   ============    ============

Note #6 - Other Assets

On November 27, 1998, the Bank acquired a forty-nine percent equity investment in Financial Data Solutions, Inc., an affiliate which provides a variety of data processing services to the financial services industry. This investment, which is accounted for using the equity method, amounted to $506,600 at December 31, 2001. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Bank's share of earnings or losses after the date of acquisition. The condensed results of operations and financial position of Financial Data Solutions, Inc. at December 31, 2001, are summarized as follows:

Condensed Results of Operations
Revenues                          $ 3,201,144
Expenses                           (3,141,156)
                                  -----------
Net income                        $    59,988
                                  ===========

Condensed Financial Position
Total assets                      $ 2,265,060
Total liabilities                 $ 1,231,183

Note #7 - Income Taxes

The provision for income taxes is comprised of the following current and deferred amounts:

                                    2001              2000              1999
                                -----------       -----------       -----------
Federal Income Tax
Current                         $   960,600       $ 1,002,920       $   714,270
Deferred                            (29,938)         (286,560)         (174,739)
                                -----------       -----------       -----------
                                    930,662           716,360           539,531
                                -----------       -----------       -----------
State Franchise Tax
Current                             435,300           444,630           305,729
Deferred                             29,054           (66,190)           (4,233)
                                -----------       -----------       -----------
                                    464,354           378,440           301,496
                                -----------       -----------       -----------
Total                           $ 1,395,016       $ 1,094,800       $   841,027
                                ===========       ===========       ===========

As a result of the following items, the total tax expense for 2001, 2000 and 1999, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes and extraordinary item:

                                               2001                            2000                          1999
                                   -----------------------------   -----------------------------  ----------------------------
                                                    Percent of                      Percent of                    Percent of
                                                      Pretax                          Pretax                        Pretax
                                       Amount         Income           Amount         Income         Amount         Income
                                   ---------------  ------------   ---------------  ------------  --------------  ------------
Federal rate                          $ 1,326,660       34.0 %        $ 1,143,910       34.0 %        $ 945,653       34.0 %
Changes due to State Franchise
  tax, net of Federal tax benefit         306,470        7.9              249,770        7.4            198,987        7.1
Exempt interest                          (353,540)      (9.1)            (321,460)      (9.6)          (172,380)      (6.2)
Other                                     115,426        3.0               22,580        0.7           (131,233)      (4.7)
                                   ---------------  ------------   ---------------  ------------  --------------  ------------
                                      $ 1,395,016       35.8 %        $ 1,094,800       32.5 %        $ 841,027       30.2 %
                                   ===============  ============   ===============  ============  ==============  ============

Net deferred tax assets are determined from the following cumulative timing differences between book and tax return recognition as of December 31, 2001 and 2000:

                                                             2001        2000
                                                         ----------   ----------
Deferred Tax Assets
Allowance for loan losses                                $1,275,000   $  270,000
Other real estate                                            30,000       84,000
Deferred income                                             393,000      380,000
Accruals not currently deductible                           880,000      381,000
Other                                                         6,710       13,862
                                                         ----------   ----------
                                                          2,584,710    1,128,862
                                                         ----------   ----------
Deferred Tax Liabilities
Fixed assets                                                129,000         --
Intangible assets                                           532,500         --
Valuation allowance for investment securities               797,000      681,000
                                                         ----------   ----------
                                                          1,458,500      681,000
                                                         ----------   ----------
Net Deferred Tax Assets                                  $1,126,210   $  447,862
                                                         ==========   ==========

No valuation allowance has been established because, in management's judgment, all deferred tax assets are likely to be realized.

Note #8 - Certificates of Deposit

The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2001 and 2000 was $76,635,000 and $35,792,373, respectively.

At December 31, 2001, the scheduled maturities of time deposits are as follows:

    Year Ending
    December 31,
--------------------
       2002                                                         $113,436,213
       2003                                                            4,918,611
       2004                                                              982,991
       2005                                                                7,643
       2006                                                               88,000
    Thereafter                                                           125,000
                                                                    ------------
      Total                                                         $119,558,458
                                                                    ============

Note #9 - Borrowings

Pursuant to collateral agreements with the FHLB, advances are secured by all capital stock in the FHLB and certain mortgage-backed securities. Of the FHLB advances of $39,624,132 at December 31, 2001, $30,199,132 matures in 2002,
$5,825,000 matures in 2003 and $3,600,000 matures in 2004. The combined advances bear a weighted average interest rate of 3.48%. FHLB advances of $10,125,000 at December 31, 2000 matured in 2001 and bore interest at a weighted average rate of 5.96 percent.

The Bank has $599,664 in a Treasury Tax and loan note option with the Federal Reserve Bank. Approximately $1,064,000 in securities is pledged as collateral. The note option is repaid on demand. The interest is an average of the weekly Federal funds rate less 25 basis points.

Note #10 - Trust Preferred Securities

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

On September 7, 2000, MCB Financial Corporation completed an offering of 10.60% capital securities in an aggregate amount of $3.0 million through MCB Statutory Trust I (the "Trust"), a wholly owned trust subsidiary formed for the purpose of the offering. The entire proceeds of the issuance were invested by the trust in $3,000,000 of 10.60% Junior Subordinated Deferrable Interest Debentures due 2030 issued by MCB Financial Corporation. The debentures represent the sole assets of the Trust. Interest on the debentures is payable semi-annually and the principal is redeemable by MCB Financial Corporation at a premium beginning on or after September 7, 2010 through September 6, 2020 plus any accrued and unpaid interest to the redemption date. On or after September 7, 2020, the principal is redeemable by the Bancorp at 100% of the principal amount. The trust preferred securities are subject to mandatory redemption to the extent of any early redemption of the debentures and upon maturity of the debentures on September 7, 2030. The debentures bear the same terms and interest rates as the trust preferred securities.

On December 31, 2001, the Bancorp completed the acquisition of the MCB Financial Corporation. In accordance with SFAS No. 141, all assets and liabilities of MCB Financial Corporation have been recorded at their fair value. Accordingly, the Bancorp has recorded the debentures at $3.5 million.

The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

The debentures and related Trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of December 31, 2001, $10.5 million outstanding of trust preferred securities qualified as Tier 1 capital.

Note #11 - Commitments and Contingencies

The Bank leases, from nonaffiliates, its premises under noncancelable operating leases expiring through June 2014. The leases contain options to extend for periods from one to twenty years. The cost of such rentals has not been included in the following schedule.

     Year Ending
    December 31,                                                     Amount
----------------------                                          ----------------
        2002                                                          $ 942,176
        2003                                                            925,592
        2004                                                            882,863
        2005                                                            738,161
        2006                                                            685,325
     Thereafter                                                       2,824,721
                                                                ----------------
        Total                                                       $ 6,998,838
                                                                ================

The total rental expenditure by the Bank was approximately $362,000, $230,000 and $199,000 for 2001, 2000 and 1999, respectively.

The Bancorp is involved in various litigation. In the opinion of Management and the Bancorp's legal counsel, the disposition of the litigation pending will not have a material effect on the Bancorp's consolidated financial statements.

In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2001 and 2000, the Bank had commitments to extend credit of approximately $103,244,000 and $69,782,000, including standby letters of credit of approximately $3,310,000 and $1,278,000, respectively.

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

Note #13 - Stock Option Plan

The Bancorp's incentive stock option and nonqualified plan ratified by the stockholders in 1994 and amended in 1997 provides for issuance of up to 612,956 shares (after giving retroactive effect for a five-for-four stock split in 1999 and a 20% stock dividend in 1996) of the Bancorp's unissued common stock to be granted to certain officers, key employees and directors at not less than the fair market value of such shares at the dates of grant, with an option's maximum term as ten years.

The Bancorp applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for its fixed stock option plan. Had compensation costs for the plan been determined on the fair value at the grant dates consistent with the method prescribed by SFAS No. 123, the Bancorp's net income and earnings per share would have been adjusted to the pro forma amounts indicated below:

                                           2001           2000           1999
                                       -----------    -----------    -----------
Net Income             As reported     $ 2,506,923    $ 2,269,664    $ 1,940,305
                       Pro forma       $ 2,322,628    $ 2,197,197    $ 1,862,479

Earnings per share     As reported     $      1.24    $      1.14    $      0.99
                       Pro forma       $      1.14    $      1.10    $      0.95

Earnings per share -   As reported     $      1.20    $      1.13    $      0.97
assuming dilution      Pro forma       $      1.11    $      1.09    $      0.93

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2001, 2000 and 1999, respectively; risk-free rates of 4.30%, 5.14% and 6.58%, dividend yield of zero percent for all years, volatility of 17%, 40% and 35%, and expected life of five years for 2001 and seven years for 2000 and 1999.

Note #13 - Stock Option Plan, Continued

A summary of the status of the Bancorp's stock option plan is presented below:

                                     2001                              2000                               1999
                      --------------------------------  ---------------------------------  ---------------------------------
                           Number of Shares                 Number of Shares                   Number of Shares
                      ----------------------- Weighted  ----------------------  Weighted   ----------------------  Weighted
                       Available              Average   Available               Average    Available               Average
                         For                  Exercise     For                  Exercise      For                  Exercise
                      Granting    Outstanding  Price    Granting   Outstanding   Price     Granting   Outstanding   Price
                      ----------  ----------- --------  ---------- -----------  ---------  ---------- -----------  ---------
Outstanding,
  beginning of year     193,820      354,640  $  9.49     225,070     374,226    $  9.09     247,070     365,890    $  8.99
Issued in connection
  with merger                        209,872  $  6.05          -           -         -            -          -          -
Granted                  (6,000)       6,000  $ 12.04     (33,750)     33,750    $ 10.31     (26,875)     26,875    $  8.64
Exercised                             (7,200) $  5.56                 (50,836)   $  7.15                 (13,664)   $  5.68
Cancelled                27,250      (27,250) $  9.91       2,500      (2,500)   $  8.40       4,875      (4,875)   $  8.73
                      ----------  -----------           ---------- -----------             ---------- -----------
Outstanding,            215,070      536,062   $ 8.20     193,820     354,640    $  9.49     225,070     374,226    $  9.09
                      ==========  ===========           ========== ===========             ========== ===========
  end of year

Options exercisable
  at year-end                        536,062                          231,315                            210,839
Weighted-average fair
  value of options granted
  during the year                     $ 3.06                        $    2.48                          $    3.12

A summary of the options outstanding and exercisable as of December 31, 2001 is presented below:

                                             Options Outstanding                                    Options Exercisable
                            ----------------------------------------------------------     ----------------------------------
                                                                         Weighted
         Range of                Number              Average             Average               Number
         Exercise             Outstanding            Life In             Exercise            Outstanding           Average
           Price                12/31/01              Years               Price               12/31/01              Price
-----------------------     -----------------      ------------      -----------------     ----------------       -----------
       $2.76 - $6.48                147,224               5.08                $  4.99              147,224          $  4.99
       $7.23 - $9.79                276,713               6.21                $  8.76              276,713          $  8.76
      $10.20 - $12.20               112,125               6.79                $ 11.04              112,125          $ 11.04
                             ----------------                                               ---------------
                                    536,062               6.02                $  8.20              536,062          $  8.20
                             ================                                               ===============

Note #14 - Other Operating Expenses

The following is a composition of other operating expenses for the years ended December 31:

                                                          2001         2000         1999
                                                       ----------   ----------   ----------
Advertising and promotion                              $  471,551   $  489,875   $  285,940
Insurance and assessments                                 259,087      187,148      123,959
Data processing                                         1,198,417      946,958      682,773
Amortization of goodwill and other intangible assets      654,471      400,845      286,942
Stationery and supplies                                   381,024      388,920      290,847
Professional                                              613,772      597,223      439,670
Office                                                    533,934      437,074      426,772
Administrative                                          1,122,903      964,058      783,485
Other real estate owned                                    14,344      130,296      109,013
Other                                                     663,150      485,355      346,398
                                                       ----------   ----------   ----------
                                                       $5,912,653   $5,027,752   $3,775,799
                                                       ==========   ==========   ==========

Note #15 - Deferred Directors' Fees

The Bancorp offers an option to its directors whereby they may choose to defer all or part of their fees into a market rate time certificate of deposit on their behalf. The Bank has no additional commitment or funding requirement for this arrangement.

Note #16 - Earnings Per Share

The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

                                              2001                           2000                           1999
                                 -----------------------------  -----------------------------  -----------------------------
                                    Income          Shares         Income          Shares         Income          Shares
                                 --------------  -------------  --------------  -------------  --------------  -------------
Net Income as Reported              $2,506,923                    $ 2,269,664                    $ 1,940,305
Shares Outstanding at Year End                      2,034,069                      2,026,869                      1,975,961
Impact of Weighting Shares
 Purchased During the Year                             (4,960)                       (31,317)                       (20,287)
                                 --------------  -------------  --------------  -------------  --------------  -------------
 Used in Basic EPS                   2,506,923      2,029,109       2,269,664      1,995,552       1,940,305      1,955,674
Dilutive Effect of Outstanding
 Stock Options                                         64,786                         20,093                         41,592
                                 --------------  -------------  --------------  -------------  --------------  -------------
 Used in Dilutive EPS               $2,506,923      2,093,895     $ 2,269,664      2,015,645     $ 1,940,305      1,997,266
                                 ==============  =============  ==============  =============  ==============  =============

Note #17 - Profit Sharing Plan

The Bank sponsors a defined contribution section 401(K) profit sharing plan that covers all eligible employees. Contributions to the plan are based upon an amount equal to 50% of each participant's eligible contribution for the plan year not to exceed 6% of the employee's compensation. Future contributions are at the discretion of management and the board of directors. The Bank contributed $161,506, $135,416 and $106,918 to the Plan for 2001, 2000 and 1999,
respectively.

Note #18 - Other Real Estate Owned

Other Real Estate Owned is carried at the lesser of the outstanding loan balance or estimated fair value of the real estate less selling costs. An analysis of the transactions for the years ended December 31 is as follows:

                                                         2001           2000
                                                     -----------    -----------
Balance, Beginning of Year                           $   504,754    $ 1,036,227
Additions                                                   --          225,946
Sales                                                   (427,170)      (692,833)
Valuation adjustment and other reductions                 (5,000)       (64,586)
                                                     -----------    -----------
Balance, End of Year                                 $    72,584    $   504,754
                                                     ===========    ===========

The balances at December 31, 2001 and 2000 are shown net of reserve.

Note #19 - Reserve for Losses on Other Real Estate Owned

Transactions in the reserve for other real estate owned are summarized for the years ended December 31:

                                               2001         2000         1999
                                            ---------    ---------    ---------
Balance, Beginning of Year                  $ 208,665    $ 203,696    $ 317,389
Provision charged to other expense              5,000       64,586       38,356
Charge-offs and other reductions             (158,776)     (59,617)    (152,049)
                                            ---------    ---------    ---------
Balance, End of Year                        $  54,889    $ 208,665    $ 203,696
                                            =========    =========    =========

Note #20 - Transactions with Related Parties

In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank's normal lending and deposit policies.

At December 31, 2001 and 2000, loans outstanding to related parties were approximately $6,175,000 and $3,364,000, respectively.

Undisbursed loan amounts to related parties amounted to approximately $1,740,000 and $1,072,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001 and 2000, the Bank held deposits from related parties of approximately $5,790,000 and $4,427,000, respectively.

Note #21 - Servicing Assets

A summary of the changes in servicing assets follows:

                                                            2001         2000
                                                          --------     --------
Balance, Beginning of Year                                $ 62,320     $ 75,952
Increase from loan sales                                    13,786       11,871
Amortization and other decreases charged to income         (14,095)     (25,503)
                                                          --------     --------
Balance, End of Year                                      $ 62,011     $ 62,320
                                                          ========     ========


The estimated fair value of the servicing assets approximated book value at December 31, 2001. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset. The amount of loans being serviced by the Bank for the benefit of others amounted to $25,164,125 and $12,600,134 for the years ended December 31, 2001 and December 31, 2000, respectively.

Note #22 - Salary Continuation Plan

On August 31, 2000 and December 4, 1997, the Bancorp acquired all of the assets and liabilities of Valley Merchants Bank and High Desert National Bank,
respectively. As a result of the acquisitions, the Bancorp has salary continuation plans for certain key management personnel. The plans provide for payments for ten years and thirteen years, respectively, commencing within one month upon reaching age 69 or death. The salary continuation expense was $32,235, $24,777, and $33,082 for the years ended December 31, 2001, 2000, and
1999, respectively. The Bancorp is committed to pay $400,000 and $520,000, (on a future value basis) over the pay out periods of the plans.

Note #23 - Fair Value of Financial Instruments

SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. SFAS No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bancorp.

The following table presents the carrying amounts and fair values of financial instruments at December 31, 2001 and 2000. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                       2001                                2000
                                                        ----------------------------------  ---------------------------------
                                                            Carrying                            Carrying
                                                             Amount          Fair Value          Amount         Fair Value
                                                        -----------------  ---------------  ------------------ --------------
Assets
 Cash and cash equivalents                                  $ 34,614,727      $34,614,727        $ 16,921,114   $ 16,921,114
 Interest-bearing deposits in other banks                         50,000           50,000           3,364,000      3,364,000
 Investment securities                                       173,040,295      173,043,912          93,340,725     93,341,114
 Loans                                                       388,447,347      388,608,362         180,367,894    179,413,078
 Accrued interest receivable                                   2,885,574        2,885,574           2,049,766      2,049,766

Liabilities
 Non-interest bearing deposits                               155,935,474      155,935,474          95,073,705     95,073,705
 Interest bearing deposits                                   362,150,550      362,333,736         169,492,618    169,285,700
 Accrued interest payable                                      1,751,430        1,751,430           1,196,226      1,196,226
 Other borrowings                                             40,223,796       40,486,424          10,125,000     10,125,473
 Bancorp obligated mandatorily redeemable
 preferred securities of subsidiary trust holding
 solely junior subordinated debentures                        13,495,313       13,819,387          10,000,000      9,851,750

                                                            Notional        Cost to Cede        Notional       Cost to Cede
                                                             Amount          or Assume           Amount          or Assume
                                                        -----------------  ---------------  ------------------ --------------
Off-balance Sheet Instruments
 Commitments to extend credit
   and standby letters of credit                           $ 103,244,000      $ 1,032,440        $ 69,782,000      $ 697,820

The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

o Cash and Cash Equivalents and Interest-bearing Deposits in Other Financial Institutions

    The carrying amounts reported in the balance sheet for cash and cash equivalents and interest-bearing deposits in other financial institutions approximate those assets' fair values due to the short-term nature of the assets.

o   Investment Securities

    Fair values are based upon quoted market prices, where available.

o   Loans

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

o   Deposits

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

o   Other Borrowings and Trust Preferred Securities

    The fair value of the other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments.

o   Off-balance Sheet Instruments

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

    Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001, that the Bancorp and Bank exceed all capital adequacy requirements to which they are subject.

As of March 31, 2001, the most recent notification from the Department of Financial Institutions (DFI) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well capitalized, the Bank must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bancorp's and the Bank's actual capital amounts and ratios (dollar amounts in thousands):

                                                                                      Amount of Capital Required
                                                                           --------------------------------------------------
                                                                              To Be Adequately                To Be
                                                    Actual Capital              Capitalized             Well Capitalized
                                                ------------------------   -----------------------   ------------------------
                                                   Amount       Ratio         Amount       Ratio       Amount        Ratio
                                                -------------  ---------   -------------  --------   ------------   ---------
As of December 31, 2001
Total capital to risk-weighted assets
  Business Bancorp                                 $49,137      11.2%         $35,201      8.0%        $44,002       10.0%
  Business Bank of California                       48,352      11.0%          35,121      8.0%         43,901       10.0%
Tier 1 capital to risk-weighted assets
  Business Bancorp                                  42,107       9.6%         $17,601      4.0%        $26,401        6.0%
  Business Bank of California                       43,795      10.0%          17,560      4.0%         26,341        6.0%
Tier 1 capital to average assets
  Business Bancorp                                  42,107       6.9%          24,496      4.0%         30,620        5.0%
  Business Bank of California                       43,795       7.2%          24,493      4.0%         30,616        5.0%

As of December 31, 2000
Total capital to risk-weighted assets
  Business Bancorp                                 $25,528      11.8%         $17,246      8.0%        $21,558       10.0%
  Business Bank of California                       25,627      11.7%          17,507      8.0%         21,884       10.0%
Tier 1 capital to risk-weighted assets
  Business Bancorp                                  21,003       9.7%           8,623      4.0%         12,935        6.0%
  Business Bank of California                       23,784      10.9%           8,754      4.0%         13,130        6.0%
Tier 1 capital to average assets
  Business Bancorp                                  21,003       7.8%          10,739      4.0%         13,423        5.0%
  Business Bank of California                       23,784       7.9%          12,101      4.0%         15,126        5.0%

B.  Dividend Restrictions

    The FDIC and the Federal Reserve Board have established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines limits the amount of dividends which the Bancorp and the Bank may pay.

Note #25 - Restatement of Financial Statements

The Bank restated its 1999 financial statements for recognition of deferred tax assets previously reserved for as originally stated. The valuation reserve on deferred tax assets of $350,000 was recognized into a prior period which resulted in $350,000 of additional deferred tax assets and $350,000 of additional retained earnings for the reporting period.

Note #26 - Acquisitions

On August 31, 2000, the Bancorp acquired 100% of the outstanding common stock of Valley Merchants Bank (VMB) for $12,235,151 in cash. VMB had total assets of $56,696,599. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of VMB from the date of the acquisition. Goodwill arising from the transaction totaled $5,711,007. The results of VMB's operations are included in those reported by the Bancorp beginning on September 1, 2000.

The following unaudited pro forma combined results of operations assumes that the acquisition occurred on January 1, 1999 and 2000, respectively (in thousands, except per share data):

                                                            For the Year Ended
                                                               December 31,
                                                         -----------------------
                                                            2000         1999
                                                         ----------   ----------

Revenues                                                 $   27,456   $   27,456
Net income attributable to common shareholders                2,726        2,726

Earnings per common share:
     Basic                                               $     1.37   $     1.37
     Diluted                                                   1.35         1.35

These pro forma amounts are based upon certain assumptions and estimates which the Bancorp believes are reasonable. The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

On December 31, 2001, the Bancorp issued 1,873,370 shares of common stock for the acquisition of 100 percent of the outstanding common shares of MCB Financial Corporation. The acquisition was accounted for using the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The results of MCB Financial Corporation's operations have not been included in the consolidated financial statements as the acquisition occurred on December 31, 2001. Goodwill arising from the transaction totaled $13,489,951.

MCB Financial Corporation was a bank holding company with one bank subsidiary and one Trust subsidiary, and operated five branches in the San Francisco Bay Area and one branch in Upland, California. As a result of the acquisition, the combined organization is expected to be able to offer customers a broader array of services and products than each could offer on their own.

The aggregate purchase price was $28,454,745 and was determined by multiplying the number of outstanding shares of common stock of MCB Financial Corporation by the conversion ratio of 1.1763 and by the purchase price per common share. The result of this calculation was added to the fair value of the outstanding stock options.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. MCB Financial Corporation obtained third-party valuations of certain intangible assets.

                                                       At December 31, 2001
                                                          (in Thousands)
                                                      -----------------------
Cash and cash equivalents                                   $  16,657
Investments                                                    27,219
Loans                                                         180,977
Premises and equipment                                          3,223
Intangible assets                                               1,294
Goodwill                                                       13,490
Other assets                                                    2,380
                                                            ---------
   Total Assets Acquired                                      245,240

Noninterest-bearing deposits                                  (52,654)
interest-bearing deposits                                    (157,794)
Trust preferred securities                                     (3,495)
other liabilities                                              (2,842)
                                                            ---------
   Net Assets Acquired                                      $  28,455
                                                            =========

The $1,294,000 of acquired intangible assets was assigned to core deposit intangibles that are subject to amortization and has an estimated average useful life of four to eight years, depending on the type of deposit account acquired.

The following unaudited pro forma combined results of operations assumes that the acquisition occurred on January 1 2001 and 2000 respectively (in thousands, except per share date):

                                                    For the Year Ended
                                                        December 31,
                                             ----------------------------------
                                                   2001              2000
                                             ----------------  ----------------
Revenues                                        $ 47,627           $ 42,942
Net Income                                         5,282              5,100

Earnings per common share
 Basic                                          $   1.33               1.17
 Diluted                                        $   1.28               1.13

These pro forma amounts are based upon certain assumptions and estimates which the Bancorp believes are reasonable. The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

Note #27 - Subsequent Events

During January 2002, the Bancorp repurchased 85,617 shares of common stock for a total of $1,233,218 from shareholders who did not vote in favor of the merger between Business Bancorp and MCB Financial Corporation. In order to qualify for dissenters' rights, a shareholder must not have voted in favor of the merger and must have made a written demand on the Bancorp within 30 days after shareholders were mailed the notice of approval of the merger.

On February 4, 2002, the Board of Directors adopted a Shareholder Rights Plan and declared a dividend distribution of One Right for each outstanding share of the Company's common stock. Each Preferred Share Purchase Right will entitle shareholders to buy one one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00. The Rights will become exercisable after a person or group acquires 10% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 10% or more of the outstanding common stock. The Rights will expire on February 15, 2012.

On February 20, 2002, the Board of Directors approved a plan to repurchase and retire up to $5 million of the Company's outstanding stock in open market and private transactions during the next five years. The repurchase will be financed using its available cash.

On March 6, 2002, the Board of Directors declared a cash dividend of $0.01 per share payable March 29, 2002 to shareholders of record on March 15, 2002.

NOTE #28 - Condensed Financial Information Of Parent Company Only

                              Condensed Balance Sheet
                                                               2001            2000
                                                           ------------    ------------
Assets
 Cash and cash equivalents                                 $    931,565    $    831,372
 Investment in subsidiaries                                  66,559,280      32,791,637
 Other assets                                                 1,034,225         360,870
                                                           ------------    ------------
 Total Assets                                              $ 68,525,070    $ 33,983,879
                                                           ============    ============

Liabilities and Shareholders' Equity
 Trust preferred securities                                $ 13,495,313      10,000,000
 Other liabilities                                              473,037         440,855
 Shareholders' equity                                        54,556,720      23,543,024
                                                           ------------    ------------
 Total Liabilities                                         $ 68,525,070    $ 33,983,879
                                                           ============    ============

                           Condensed Statement of Income

Equity in undistributed income of Bank                     $  3,255,901    $  2,840,022
Equity in undistributed income of Trust                         (15,051)          3,363
Other income                                                     (3,999)           --
Interest on Trust Preferred Securities                       (1,081,111)       (873,368)
Other expenses                                                 (162,098)       (159,443)
                                                           ------------    ------------

Income Before Income Taxes                                    1,993,642       1,810,574

Income Tax Benefit                                              513,281         425,038
                                                           ------------    ------------

Net Income                                                 $  2,506,923    $  2,235,612
                                                           ============    ============

                             Statements of Cash Flows
                                                                  2001              2000
                                                            ----------------   ------------
Cash Flows from Operating Activities
  Net income                                                $      2,506,923   $  2,235,612
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Equity in undistributed income of Bank                      (3,251,903)    (2,840,022)
      Equity in undistributed income of Trust                         15,051         (3,363)
      Net change in assets and liabilities                          (129,959)       105,835
                                                            ----------------   ------------

        Net cash used by operating activities                       (859,888)      (501,938)
                                                            ----------------   ------------

Cash Flows from Investing Activities
 Purchase of MCB Financial Corporation (net of cash
  and cash equivalents acquired)                                     710,762
 Dividends from subsidiaries                                         250,000
  Investment in subsidiaries                                            --       (9,030,000)
                                                            ----------------   ------------

        Net cash provided (used) by investing activities             960,762     (9,030,000)
                                                            ----------------   ------------

Cash Flows from Financing Activities
  Proceeds from sale of common stock                                  40,000        363,310
  Cash dividends paid                                                (40,681)
  Proceeds from issuance of Trust Preferred Securities                           10,000,000
                                                            ----------------   ------------

        Net cash provided by financing activities                       (681)    10,363,310
                                                            ----------------   ------------

Net Increase in Cash and Cash Equivalents                            100,193        831,372
Cash and Cash Equivalents, Beginning of Year                         831,372           --
                                                            ----------------   ------------
Cash and Cash Equivalents, End of Year                      $        931,565   $    831,372
                                                            ================   ============

Supplemental Cash Flow Information
  Cash paid during the year for:
    Interest                                                $      1,087,500   $    498,438
                                                            ================   ============
    Taxes                                                   $           --     $       --
                                                            ================   ============

Supplemental Disclosures
    Net change in accumulated other comprehensive income    $         52,709   $  2,221,550
                                                            ================   ============
    Tax effect of stock options exercised                   $           --     $     25,851
                                                            ================   ============

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

        PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The information required to be furnished pursuant to this item will be set forth in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2002 Annual Meeting of Shareholders to be held on May 23, 2002, and is incorporated herein by reference.

Item 10. Executive Compensation

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions.

The information required to be furnished pursuant to this item will be set forth in the Proxy Statement, and is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K.

      (a)  Exhibits: The Exhibit Index is incorporated by reference.

      (b)  Reports on Form 8-K. We filed the following Current Reports on
           Form 8-K:

                None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 28th day of March, 2002.

                              By /s/ Alan J. Lane
                              -----------------------------------
                              Alan J. Lane
                              Chief Executive Officer
                              (Principal Executive Officer)


                              By /s/ Patrick E. Phelan
                              --------------------------
                              Patrick E. Phelan
                              Executive Vice President / Chief Financial Officer (Principal Financial Officer)
                              (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 2002.

Name                                                 Title
----                                                 -----

/s/ D. William Bader                                 Director
------------------------------------
D. William Bader


/s/ Neal T. Baker                                    Director
------------------------------------
Neal T. Baker


/s/ John E. Duckworth                                Director
------------------------------------
John E. Duckworth


/s/ Charles O. Hall                                  Director
------------------------------------
Charles O. Hall


/s/ Timothy J. Jorstad                               Chairman; Director
------------------------------------
Timothy J. Jorstad


/s/ Alan J. Lane                                     Director
------------------------------------
Alan J. Lane


/s/ Catherine H. Munson                              Director
------------------------------------
Catherine H. Munson


/s/ Patrick E. Phelan                                Director
------------------------------------
Patrick E. Phelan


/s/ Gary T. Ragghianti                               Director
------------------------------------
Gary T. Ragghianti


/s/ John L. Riddell                                  Director
------------------------------------
John L. Riddell


/s/ Arnold H. Stubblefield                           Director
------------------------------------
Arnold H. Stubblefield


/s/ John L. Stubblefield                             Director
------------------------------------
John L. Stubblefield


/s/ Edward P. Tarrant                                Director
------------------------------------
Edward P. Tarrant


/s/ Randall J. Verrue                                Director
------------------------------------
Randall J. Verrue

                                  EXHIBIT INDEX
Exhibit
No.  Exhibit

2 Agreement and Plan of Reorganization, dated as of August 15, 2001, by and between MCB Financial Corporation and Business Bancorp and their respective subsidiary banks, Metro Commerce Bank and Business Bank of California (1)

3.1  Articles of Incorporation (2)

3.2  Amendments to Articles of Incorporation (1)

3.3  Bylaws (3)

3.4  Amendments to Bylaws (1)

4.1 Amended and Restated Declaration of Trust of Business Capital Trust I dated March 23, 2000 (3)

4.2 Amended and Restated Declaration of Trust of MCB Statutory Trust I dated September 7, 2000 (4)

4.3  Indenture between Business Bancorp and Trustee dated March 23, 2000 (3)

4.4 Indenture between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000 (4)

4.5 Guarantee Agreement between Business Bancorp and Trustee dated March 23, 2000 (3)

4.6 Guarantee Agreement between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000 (4)

10.1 Stock Option Plan (3)

11 Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)

21 Subsidiaries of the registrant (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)

23   Consent of Vavrinek, Trine, Day & Co., LLP

----------

(1) Incorporated by reference to prospectus of the registrant under Rule 424(b)(3), filed November 2, 2001 (No. 333-70080)

(2) Incorporated by reference to the registrant's Registration Statement on Form S-4, filed September 25, 2001 (No. 333-70080)

(3) Incorporated by reference to the registrant's Registration Statement on Form 10SB, filed June 26, 2000 (No. 0-31593)

(4) Incorporated by reference to MCB Financial Corporation's Quarterly Report on Form 10-QSB, filed November 14, 2000