Form 10QSB
period 2002-03-31
BUSINESS BANCORP /CA/
filed 2002-05-15
CIK 1123841

FORM 10-QSB

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

    For the transition period from _________________ to _____________________

                        Commission file number: 000-31593
                                                ---------

                                BUSINESS BANCORP
                                ----------------
                      (exact name of small business issuer)

           California                                       33-0884369
           ----------                                       ----------
   (State or other jurisdiction                            (IRS Employer
   of incorporation or organization)                     Identification No.)

                 1248 Fifth Avenue, San Rafael, California 94901
                 -----------------------------------------------
                    (Address of principal executive offices)

                                 (415) 784-2300
                                 --------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
    -----       ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 8, 2002

Class
Common stock, no par value                                    3,690,367

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements:

                                     BUSINESS BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

Dollars in thousands                                                                       March 31,       December 31,
                                                                                             2002              2001
                                                                                           ---------        ---------
                                                                                          (Unaudited)
ASSETS
Cash and due from banks                                                                    $  31,480        $  34,615
Interest-bearing deposits with banks                                                             124               50
Investment securities:
     Available for sale, at fair value                                                       149,591          168,901
     Held to maturity, fair value of $1,019 in 2002 and $1,029 in 2001                         1,017            1,026
Federal Home Loan Bank and Federal Reserve Bank restricted stock at cost                       3,147            3,113
Loans, net of unearned income                                                                384,001          388,447
    Less Allowance for Loan Losses                                                            (4,672)          (4,557)
                                                                                           ---------        ---------
        Net Loans                                                                            379,329          383,890
Property, premises and equipment, net                                                         10,116            9,725
Accrued interest receivable                                                                    2,853            2,886
Deferred tax asset                                                                               924            1,126
Other real estate owned, net                                                                     885               73
Goodwill and other intangible assets                                                          22,130           21,675
Other assets                                                                                   4,024            4,170
                                                                                           ---------        ---------
            Total assets                                                                   $ 605,620        $ 631,250
                                                                                           =========        =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                                $ 165,239        $ 155,935
        MMDA, NOW and savings                                                                249,311          242,605
        Time certificates, $100,000 and over                                                  68,968           76,635
        Other time certificates                                                               42,133           42,911
                                                                                           ---------        ---------
             Total deposits                                                                  525,651          518,086
Borrowings                                                                                    10,193           40,224
Accrued interest payable and other liabilities                                                 3,970            4,888
                                                                                           ---------        ---------
             Total liabilities                                                               539,814          563,198

Company obligated mandatorily redeemable cumulative trust preferred securities
              of subsidiary trusts holding soley junior subordinated debentures               13,487           13,495

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Serial preferred stock, no par value: 20,000,000 shares authorized; none issued
    Common stock, no par value: 20,000,000 shares authorized; 3,690,367 and
        3,907,439 shares issued and outstanding at March 31, 2002 and December 31,
        2001, respectively                                                                    31,423           35,141
    Accumulated other comprehensive income                                                     1,316            1,027
    Retained earnings                                                                         19,580           18,389
                                                                                           ---------        ---------
        Total shareholders' equity                                                            52,319           54,557
                                                                                           ---------        ---------
            Total liabilities and shareholders' equity                                     $ 605,620        $ 631,250
                                                                                           =========        =========

See notes to consolidated financial statements

                        BUSINESS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          Three Months Ended
Dollars in thousands, except per share amounts                March 31,
                                                    ----------------------------
                                                     2002                 2001
INTEREST INCOME                                             (Unaudited)
Interest and fees on loans                          $7,695               $4,759
Interest on investment securities:
     Taxable                                         1,588                1,305
     Tax-exempt                                        271                  293
Other interest income                                   10                   73
                                                    ------               ------
          Total interest income                      9,564                6,430
INTEREST EXPENSE
Interest on deposits                                 1,625                1,703
Interest on other borrowings                           241                  319
Interest on trust preferred securities                 338                  272
                                                    ------               ------
          Total interest expense                     2,204                2,294
                                                    ------               ------
          Net interest income                        7,360                4,136
Provision for loan losses                              100                   75
                                                    ------               ------
          Net interest income after provision
               for loan losses                       7,260                4,061
NON-INTEREST INCOME
Service charges and other fees                         800                  590
Gain on sales of investments, net                                           104
Other income                                           288                  145
                                                    ------               ------
          Total                                      1,088                  839
OPERATING EXPENSES
Salaries and employee benefits                       3,359                2,025
Occupancy and equipment                              1,005                  501
Data processing                                        411                  271
Legal and other professional fees                      325                  109
Telephone, postage and supplies                        318                  249
Marketing and promotion                                137                   86
Amortization of intangibles                             87                  163
FDIC insurance and regulatory assessments               36                   28
Other expenses                                         694                  508
                                                    ------               ------
          Total operating expenses                   6,372                3,940
                                                    ------               ------
Income before provision for income taxes             1,976                  960
Provision for income taxes                             745                  344
                                                    ------               ------
          Net income                                $1,231               $  616
                                                    ======               ======

Net income per share - basic                        $ 0.32               $ 0.30
                                                    ======               ======
Net income per share - diluted                      $ 0.31               $ 0.30
                                                    ======               ======
Cash dividends per share of common stock            $ 0.01               $ --
                                                    ======               ======

See notes to consolidated financial statements.

                       BUSINESS BANCORP AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                            Three Months Ended
Dollars in thousands                                                             March 31,
                                                                       ---------------------------
                                                                         2002                2001
                                                                               (Unaudited)

Net income                                                             $ 1,231             $   616
Other comprehensive income:
   Unrealized net gains on securities:
        Unrealized net holding gains arising during period
           (net of taxes of $201 and $461 for the three months ended
           March 31, 2002 and 2001, respectively)                          289                 664
         Reclassification adjustment for net gains included in net
            income (net of taxes of $43 for the three months
            ended March 31, 2001)                                                              (61)
                                                                       -------             -------
         Other comprehensive income                                        289                 603
                                                                       -------             -------
               Comprehensive income                                    $ 1,520             $ 1,219
                                                                       =======             =======

See notes to consolidated financial statements.

                                                  BUSINESS BANCORP AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        For the Three Months
Dollars in thousands                                                                                       Ended March 31,
                                                                                                     ------------------------------
                                                                                                      2002                   2001
Cash flows - operating activities                                                                              (Unaudited)
Net income                                                                                           $  1,231              $    616
Reconcilement of net income to net cash from operations:
     Provision for loan losses                                                                            100                    75
     Depreciation and amortization                                                                        397                   340
     Net amortization/accretion of premiums/discounts on
          investment securities                                                                           918                   279
     Deferred income taxes                                                                                165                   422
     (Gain) loss on sale of investment securities, net                                                      0                  (104)
     Changes in:
        Accrued interest receivable and other assets                                                      179                   (56)
        Accrued interest payable and other liabilities                                                   (958)                 (309)
        Deferred loans fees and discounts, net                                                             84                    80
                                                                                                     --------              --------
Operating cash flows, net                                                                               2,116                 1,343

Cash flows - investing activities
Interest-bearing deposits with banks, net                                                                 (74)                1,211
Available for sale securities:
      Maturities                                                                                       20,818
      Principal reduction of mortgage-backed securities                                                13,416                 2,251
      Purchases                                                                                       (16,148)              (27,028)
      Sales                                                                                               100                11,963
Federal Home Loan Bank and Federal Reserve Bank stock, net                                                (34)                 (375)
Loans, net                                                                                              3,526                (5,615)
Purchase of property, premises and equipment                                                             (716)                    0
                                                                                                     --------              --------
Investing cash flows, net                                                                              20,888               (17,593)

Cash flows - financing activities
Net change in deposits                                                                                  7,610                12,626
Net change in other borrowings                                                                        (30,031)                9,700
Proceeds from the exercise of stock options                                                               446                     0
Repurchases of common stock                                                                            (4,164)                    0
                                                                                                     --------              --------
Financing cash flows, net                                                                             (26,139)               22,326
                                                                                                     --------              --------

Net change in cash and cash equivalents                                                                (3,135)                6,076

Cash and cash equivalents at beginning of period                                                       34,615                16,921
                                                                                                     --------              --------

Cash and cash equivalents at end of period                                                           $ 31,480              $ 22,997
                                                                                                     ========              ========

Cash flows - supplemental disclosures
   Interest on deposits and other borrowings                                                         $  2,761              $  6,346
   Income taxes                                                                                      $    862              $    490

Non-cash transactions:
   Additions to other real estate owned                                                              $    812              $


See notes to consolidated financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Bancorp ("we" or "our" on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the "Bank"). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours. The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. The interim condensed consolidated financial statements contained herein are not audited. However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the three months ended
March 31, 2002 should not be considered indicative of operating results to be expected for the year ending December 31, 2002. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

     On December 31, 2001, we completed our merger with MCB Financial Corporation. This merger was accounted for using the purchase accounting method and, accordingly, MCB Financial Corporation's results of operations have been included in the consolidated financial statements since December 31, 2001.

Use of Estimates in the Preparation of Financial Statements

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

Goodwill and Other Intangible Assets

     Goodwill generated from purchase business combinations consummated prior to the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," ("SFAS No. 142") was amortized straight-line over 15 to 20 years. SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition. Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment. Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

     SFAS No. 142 also requires an analysis of impairment of goodwill at least annually or more frequently upon the occurrence of certain events. Additionally, during the year of adoption, we have six months from the date of adoption to complete the initial test. We will perform the required impairment tests of goodwill and indefinite-lived intangible assets by June 30, 2002.

NOTE 2 - BUSINESS COMBINATIONS

     On December 31, 2001, we completed our merger with MCB Financial Corporation for a purchase price of $28.5 million. We issued 1.9 million shares of our common stock for 100 percent of the outstanding common shares of MCB Financial Corporation. The merger was accounted for using the purchase method of accounting and, accordingly, MCB Financial Corporation's results of operations have been included in the consolidated financial statements since the date of the merger.

     The purchase price for MCB Financial Corporation has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the merger. The excess of purchase price over the estimated fair values of the net assets acquired, totaling $13.5 million, was recorded as goodwill. Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142.

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill will no longer be amortized. Had goodwill not been amortized for the quarter ended March 31, 2001, or the year ended December 31, 2001, net income would have increased by $84,000 and 336,000, or $0.04, and $0.16 per share, respectively.

NOTE 4 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                       Three months ended March 31,
                                    -----------------------------------------------------------------
Dollars in thousands except                       2002                             2001
                                    -------------------------------  --------------------------------
    per share amounts                   Income           Shares           Income           Shares
                                    --------------   --------------  ---------------  ---------------

Net Income as Reported                    $ 1,231                             $ 616
                                    --------------   --------------  ---------------  ---------------
    Used in Basic EPS                       1,231        3,844,233              616        2,026,869
Dilutive Effect of Outstanding
    Stock Options                                          167,827                            30,813
                                    --------------   --------------  ---------------  ---------------
    Used in Dilutive EPS                  $ 1,231        4,012,060            $ 616        2,057,682
                                    ==============   ==============  ===============  ===============

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

OVERVIEW

         Business Bancorp ("we" or "our" on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the "Bank"). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.

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

         At March 31, 2002, we had total assets of $605.6 million, total loans, net, of $379.3 million and total deposits of $525.7 million.

         The following discussion and analysis is intended to provide greater details of our results of operations and financial condition. The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document. Certain statements under this caption constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

RESULTS OF OPERATIONS

         The following table summarizes income, income per share and key financial ratios for the periods indicated:

                                                            Net Income
                                                  ------------------------------
                                                       Three           Three
                                                   months ended    months ended
                                                     March 31,       March 31,
Dollars in thousands, except per share amounts         2002            2001
                                                  --------------   -------------

Income                                               $1,231            $616
Income per share:
      Basic                                           $0.32           $0.30
      Diluted                                         $0.31           $0.30
Return on average assets                               0.80%           0.76%
Return on average shareholders' equity                 9.12%          10.20%
Dividend payout ratio                                  3.23%         n/a

         Our net income for the first quarter of 2002 increased 100% to $1,231,000, or $0.31 per diluted share, compared to net income of $616,000, or $0.30 per diluted share, for the first quarter of 2001. Based on our net income for the first quarter of 2002, our return on average shareholders' equity was 9.12% and our return on average assets was 0.80%. During the first quarter of 2001, our net income resulted in a return on average shareholders' equity of 10.20% and a return on average assets of 0.76%.

         The 100% increase in net income during the first quarter of 2002 as compared to the first quarter of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation on December 31, 2001. The 3% increase in diluted earnings per share during the first quarter of 2002 as compared to the first quarter of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation partially offset by merger-related charges.

Net Interest Income

         Net interest income increased 78.9% to $7.4 million for the first quarter of 2002 from $4.1 million for the first quarter of 2001. This was primarily due to the $262.7 million, or 90.0%, increase in average interest-earning assets which was partially offset by a 44 basis point decrease in our net yield on interest-earnings assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

                                                            For the quarter ended                  For the quarter ended
                                                  --------------------------------------    ------------------------------------
                                                              March 31, 2002                           March 31, 2001
                                                  --------------------------------------    ------------------------------------
Dollars in thousands                              Average                                    Average
                                                  Balance        Interest        Rate        Balance      Interest        Rate
                                                  --------       --------       --------    --------      --------      --------
ASSETS
Federal funds sold                                $  2,356       $      9           1.55%   $  1,507      $     22          5.92%
Interest earning deposits                              737              1           0.55%      3,098            51          6.68%
Investment securities:
    Taxable                                        140,075          1,588           4.60%     81,774         1,305          6.47%
    Tax-exempt                                      21,471            271           6.97%     23,039           293          7.03%
Loans, net (1)                                     390,082          7,695           8.00%    182,633         4,759         10.57%
                                                  --------       --------       --------    --------      --------      --------
    Total Earning Assets                           554,721       $  9,564           7.06%    292,051      $  6,430          9.08%
    Total Non-earning Assets                        66,231                                    33,421
                                                  --------                                  --------
        Total Assets                              $620,952                                  $325,472
                                                  ========                                  ========

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings                             $246,099       $    867           1.43%   $101,907      $    671          2.67%
Time certificates, $100,000 or more                 72,499            434           2.43%     42,436           596          5.70%
Other time certificates                             42,477            324           3.09%     32,397           436          5.46%
                                                  --------       --------       --------    --------      --------      --------
    Total Interest-bearing Deposits                361,075          1,625           1.83%    176,740         1,703          3.91%
Other borrowings                                    27,857            241           3.51%     22,974           319          5.63%
Trust preferred securites                           13,491            338          10.16%     10,000           272         11.03%
                                                  --------       --------       --------    --------      --------      --------
    Total Interest-bearing Liabilities             402,423          2,204           2.22%    209,714         2,294          4.44%
Non-interest bearing demand deposits               159,455                                    89,513
Other non-interest bearing liabilities               4,362                                     2,092
Shareholders' equity                                54,712                                    24,153
                                                  --------                                  --------
    Total Liabilities and
        Shareholders' Equity                      $620,952                                  $325,472
                                                  ========                                  ========
Net Interest Income                                              $  7,360                                 $  4,136
                                                                 ========                                 ========
Interest rate spread                                                                4.84%                                   4.64%
Contribution of interest free funds                                                 0.61%                                   1.25%
                                                                                --------                                --------
Net yield on interest-earning assets (2)                                            5.45%                                   5.89%
                                                                                ========                                ========


(1) Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2) Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

         The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned or paid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the periods indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).


                                                  Quarter Ended March 31, 2002
                                                           Compared to
                                                  Quarter Ended March 31, 2001
                                                -------------------------------
                                                    Favorable (Unfavorable)
Dollars in thousands                                   Due to Change In
                                                -------------------------------
                                                 Volume     Rate (1)     Total
                                                -------     -------     -------
Interest Income:
    Federal funds sold                          $    12     $   (25)    $   (13)
    Interest earning deposits                       (39)        (11)        (50)
    Investment securities:
        Taxable                                     929        (646)        283
        Tax-exempt                                  (20)         (2)        (22)
    Loans, net                                    5,408      (2,472)      2,936
                                                -------     -------     -------
        Total Interest Income                     6,290      (3,156)      3,134
                                                -------     -------     -------
Interest Expense:
    MMDA, NOW and savings                          (948)        752        (196)
    Time certificates, $100,000 or more            (423)        585         162
    Other time certificates                        (136)        248         112
    Other borrowings                                (68)        146          78
    Trust preferred securities                      (95)         29         (66)
                                                -------     -------     -------
        Total Interest Expense                   (1,670)      1,760          90
                                                -------     -------     -------
Change in Net Interest Income                   $ 4,620     $(1,396)    $ 3,224
                                                =======     =======     =======


(1)  The rate/volume variance has been included in the rate variance.

The Quarter Ended March 31, 2002 Compared to March 31, 2001

         Interest income in the first quarter ended March 31, 2002 increased to $9.6 million from $6.4 million in the quarter ended March 31, 2001. This was primarily due to the increase in average loans offset by a 202 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $262.7 million, or 90.0%, to $554.7 million in the three months ended March 31, 2002, compared to $292.1 million in the same period for 2001. Average loans increased $207.4 million, or 113.6%, to $390.1 million for the three months ended March 31, 2002 from $182.6 million in the same period for 2001.

         The average yield on interest-earning assets decreased 202 basis points to 7.06% in the first quarter of 2002 from 9.08% in the same period of 2001 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 325 basis points from 8.00% at March 31, 2001 to 4.75% at March 31, 2002 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 257 basis points to 8.00% for the first quarter of 2002 from 10.57% in the same period of 2001. Loans represented approximately 70.3% of total interest-earning assets in the first quarter of 2002 compared to 62.5% for the same period in 2001.

         Interest expense in the first quarter of 2002 decreased to $2.2 million from $2.3 million for the same period of 2001. Lower interest rates paid on interest-bearing deposits were offset by the volume increase in interest-bearing deposits. Average interest-bearing liabilities increased 91.9% to $402.4 million in the first quarter of 2002 from $209.7 million in the same period for 2001. The increase was due primarily to the merger with MCB Financial Corporation on December 31, 2001.

         As  a   result   of  the   foregoing   analyses,   our  net   yield  on
interest-earning assets decreased in the first quarter of 2002 to 5.45% from 5.89% in the same period of 2001.

Noninterest Income

         The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:

Dollars in thousands                               Quarter Ended March 31,
                                                 ---------------------------
Components of Noninterest Income                     2002              2001
-----------------------------------------------  ------------   ------------
Service fees on deposit accounts                       $ 800          $ 590
Gain on sale of investment securities                                   104
Other noninterest income                                 288            145
                                                 ------------   ------------
    Total                                            $ 1,088          $ 839
                                                 ============   ============

As a Percentage of Average Assets (Annualized)
-----------------------------------------------
Service fees on deposit accounts                       0.52%          0.74%
Gain on sale of investment securities                  0.00%          0.13%
Other noninterest income                               0.19%          0.18%
                                                 ------------   ------------
    Total                                              0.71%          1.05%
                                                 ============   ============

         The increase in noninterest income was due primarily to the merger with MCB Financial Corporation on December 31, 2001.

Operating Expenses

         The  following  table   summarizes  our  operating   expenses  and  the
associated ratios to average assets for the periods indicated:

Dollars in thousands                                    Quarter Ended March 31,
                                                        -----------------------
Components of Operating Expense                            2002        2001
----------------------------------------------------      ------      ------
Salaries and employee benefits                            $3,359      $2,025
Occupancy and equipment                                    1,005         501
Data processing                                              411         271
Legal and other professional fees                            325         109
Telephone, postage and supplies                              318         249
Marketing and promotion                                      137          86
Amortization of intangibles                                   87         163
FDIC insurance and regulatory assessments                     36          28
Other expenses                                               694         508
                                                          ------      ------
    Total Noninterest Expense                             $6,372      $3,940
                                                          ======      ======
Average full-time equivalent staff                           223         161

As a Percentage of Average Assets (Annualized)
---------------------------------------------------
Salaries and employee benefits                              2.19%       2.52%
Occupancy and equipment                                     0.66%       0.62%
Data processing                                             0.27%       0.34%
Legal and other professional fees                           0.21%       0.14%
Telephone, postage and supplies                             0.21%       0.31%
Marketing and promotion                                     0.09%       0.11%
Amortization of intangibles                                 0.06%       0.20%
FDIC insurance and regulatory assessments                   0.02%       0.03%
Other expenses                                              0.45%       0.63%
                                                          ------      ------
    Total                                                   4.16%       4.91%
                                                          ======      ======

         The increase in operating expenses was due primarily to the merger with MCB Financial Corporation on December 31, 2001.


Income Taxes.

         Our effective tax rate was 37.7% for the quarter ended March 31, 2002 compared to 35.8% in the same period of the prior year


FINANCIAL CONDITION

         Our total assets decreased by $25.6 million, or 4.1%, from the end of 2001 to $605.6 million at March 31, 2002. The decrease in total assets was due primarily to the repayment of other borrowings during the first quarter.

Investments

         The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated:

                                                            Gross        Gross       Estimated
Dollars in thousands                        Amortized    Unrealized    Unrealized      Fair       Carrying
March 31, 2002:                                Cost         Gains        Losses        Value        Value
----------------------------------------------------------------------------------------------------------

Available for sale:
    U.S. Treasury securities                $  5,107     $      1      $    (14)     $  5,094     $  5,094
    U.S. government agencies                   1,058           (8)        1,050         1,050
    Mortgage backed securities               118,727        1,757          (206)      120,278      120,278
    Municipal securities                      20,433          678           (53)       21,058       21,058
    Other securities                           2,031           80         2,111         2,111
                                            --------     --------      --------      --------     --------
Total Available for Sale                    $147,356     $  2,516      $   (281)     $149,591     $149,591
                                            ========     ========      ========      ========     ========

Held to Maturity:
    U.S. Treasury securities                $  1,017     $      2      $             $  1,019     $  1,017
                                            --------     --------      --------      --------     --------
Total Held to Maturity                      $  1,017     $      2      $             $  1,019     $  1,017
                                            ========     ========      ========      ========     ========

                                                            Gross        Gross       Estimated
Dollars in thousands                        Amortized    Unrealized    Unrealized      Fair       Carrying
December 31, 2001                              Cost         Gains        Losses        Value        Value
----------------------------------------------------------------------------------------------------------

Available for sale:
    U.S. Treasury securities                $ 26,155     $             $             $ 26,155     $ 26,155
    U.S. government agencies                   1,064        1,064         1,064
    Mortgage backed securities               117,370     $  1,552      $   (326)      118,596      118,596
    Municipal securities                      20,534          599          (103)       21,030       21,030
    Other securities                           2,033           39           (16)        2,056        2,056
                                            --------     --------      --------      --------     --------
Total Available for Sale                    $167,156     $  2,190      $   (445)     $168,901     $168,901
                                            ========     ========      ========      ========     ========

Held to Maturity:
    U.S. Treasury securities                $  1,026     $      3      $             $  1,029     $  1,026
                                            --------     --------      --------      --------     --------
Total Held to Maturity                      $  1,026     $      3      $             $  1,029     $  1,026
                                            ========     ========      ========      ========     ========

                                                            Gross        Gross       Estimated
Dollars in thousands                        Amortized    Unrealized    Unrealized      Fair       Carrying
March 31, 2001                                 Cost         Gains        Losses        Value        Value
----------------------------------------------------------------------------------------------------------

Available for sale:
    U.S. Treasury securities                $            $             $             $            $
    U.S. government agencies
    Mortgage backed securities              $ 73,828     $  1,355      $    (11)       75,172       75,172
    Municipal securities                      22,057        1,224           (21)       23,260       23,260
    Other securities                           5,721          134                       5,855        5,855
                                            --------     --------      --------      --------     --------
Total Available for Sale                    $101,606     $  2,713      $    (32)     $104,287     $104,287
                                            ========     ========      ========      ========     ========

Held to Maturity:
    U.S. Treasury securities                $  1,004     $      6      $             $  1,010     $  1,004
                                            --------     --------      --------      --------     --------
Total Held to Maturity                      $  1,004     $      6      $             $  1,010     $  1,004
                                            ========     ========      ========      ========     ========

Loans Held for Investment

         Our net loans held for investment decreased by $4.4 million, or 1.1%, during the first three months of 2002 as increases in real estate - construction and commercial loans were offset by decreases in commercial real estate, real estate - other and consumer and other loans. The following table sets forth the amount of our total loans outstanding by category as of the dates indicated:

                                    March 31,      December 31,       March 31,
Dollars in thousands                   2002            2001              2001
                                    ---------        ---------        ---------

Real estate - construction          $  68,238        $  66,812        $  39,192
Commercial real estate                214,380          218,782           88,398
Real estate - other                    18,733           19,280           14,063
Commercial                             73,371           70,104           36,943
Consumer and other                     10,472           14,578            8,492
                                    ---------        ---------        ---------
                                      385,194          389,556          187,088
Less: unearned income                  (1,193)          (1,109)          (1,159)
                                    ---------        ---------        ---------
Loans, net of unearned income       $ 384,001        $ 388,447        $ 185,929
                                    =========        =========        =========

         In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $301.4 million, or 78.2% of the total portfolio as of March 31, 2002. Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

         We focus our portfolio lending on commercial, commercial real estate, and construction loans. These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans. The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of large real estate projects. Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within our loan portfolio. Because credit concentrations increase portfolio risk, we place significant emphasis on the purpose of each loan and the related sources of repayment. We generally limit unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

Maturities of Loans at at March 31, 2002:

Dollars in thousands

Time remaining to maturity       Fixed rate     Adjustable rate       Total
                               --------------  -----------------  --------------
One year or less                    $ 25,003           $ 98,520       $ 123,523
After one year to five years          95,342             49,504         144,846
After five years                      45,734             71,091         116,825
                               --------------  -----------------  --------------
    Total                           $166,079           $219,115       $ 385,194
                               ==============  =================  ==============


         As of March 31, 2002, the percentage of loans held for investment with fixed and floating interest rates was 43.1% and 56.9%, respectively.

Nonperforming Assets

         We carefully monitor the quality of our loan portfolio and the factors that affect it, including regional economic conditions, employment stability, and real estate values. The accrual of interest on loans is discontinued when the payment of principal or interest is considered to be in doubt, or when a loan becomes contractually past due by 90 days or more with respect to principal or interest, except for loans that are well secured and in the process of collection.

         As of March 31, 2002, we had $1.8 million in nonperforming assets. The following table sets forth the balance of nonperforming assets as of the dates indicated:

                                            March 31,    December 31,   September 30,    June 30,       March 31,
Dollars in thousands                          2002           2001           2001           2001           2001
                                             ------         ------         ------         ------         ------

Nonaccrual loans                             $  878         $1,947         $1,752         $1,778         $  999
Loans 90 days or more
   past due and still accruing                   33             18            108           --             --
                                             ------         ------         ------         ------         ------
       Total nonperforming loans                911          1,965          1,860          1,778            999
Other real estate owned                         885             72            313            313            500
                                             ------         ------         ------         ------         ------
       Total nonperforming assets            $1,796         $2,037         $2,173         $2,091         $1,499
                                             ======         ======         ======         ======         ======
Nonperforming loans as a
    percentage of total gross loans            0.24%          0.50%          0.95%          0.97%          0.53%
Nonperforming assets as a
    percentage of total assets                 0.30%          0.32%          0.60%          0.61%          0.45%
Nonperforming assets as a
    percentage of total gross loans
    and other real estate owned                0.47%          0.52%          1.11%          1.13%          0.80%

Allowance for Loan Losses

         We maintain an allowance for loan losses ("ALL") which is reduced by credit losses and increased by credit recoveries and by the provision to the ALL which is charged against operations. Provisions to the ALL and the total of the ALL are based, among other factors, upon our credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

         In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of March 31, 2002, the ALL of $4,672,000, or 1.21% of total loans, was determined by us to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:

                                                                              At and For            At and For
                                                                           the Three Months       the Year Ended
Dollars in thousands                                                       Ended March 31,         December 31,
                                                                                 2002                  2001
                                                                              ---------             ---------
Allowance for Loan Losses:
    Beginning balance                                                         $   4,557             $   1,843
    Adjustments                                                                    --                   2,436
    Charge-offs:
        Real estate - mortgage                                                     --
        Commercial                                                                 --                      98
        Consumer and other                                                         --                      58
                                                                              ---------             ---------
            Total Charge-offs                                                      --                     156
                                                                              ---------             ---------
    Recoveries:
        Real estate - mortgage
        Commercial                                                                   12                   198
        Consumer and other                                                            3                    11
                                                                              ---------             ---------
            Total Recoveries                                                         15                   209
                                                                              ---------             ---------
Net Charge-offs  (Recoveries)                                                       (15)                  (53)
Provision charged to operating expense                                              100                   225
                                                                              ---------             ---------
Ending balance                                                                $   4,672             $   4,557
                                                                              =========             =========
Loans at end of period                                                        $ 385,194             $ 389,556
Average loans during period                                                   $ 390,082             $ 187,941
Ratios:
Allowance to loans at end of period                                                1.21%                 1.17%
Net charge-offs (recoveries) to average loans during period                        0.00%                -0.03%
Net charge-offs (recoveries) to allowance at beginning of period                  -0.33%                -2.88%

         We made a provision of $100,000 to the allowance for loan losses during the first quarter of 2002 as compared to a provision of $75,000 during the first quarter of 2001. The provisions in both periods were recorded due to growth in certain components of the loan portfolio and deteriorating economic conditions in our market areas.

Deposits

         Deposits reached $525.7 million at March 31, 2002, an increase of 1.5% compared to December 31, 2001.

         Our noninterest-bearing demand deposit accounts increased 6.0% to $165.2 million at March 31, 2002 compared to $155.9 at December 31, 2001.

         MMDA, NOW and savings accounts were 47.4% of total deposits at March 31, 2002 as compared to 46.8% at December 31, 2001. Time certificates of deposit totaled $111.1 million, or 21.1% of total deposits at March 31, 2002 compared to $119.5 million or 23.1% of total deposits at December 31, 2001.

Liquidity

         Liquidity is our ability to absorb fluctuations in deposits while simultaneously providing for the credit needs of our borrowers. The objective in liquidity management is to balance the sources and uses of funds. Primary sources of liquidity for us include payments of principal and interest on loans and investments, proceeds from the sale or maturity of loans and investments, growth in deposits, and other borrowings.

Interest Rate Risk Management

         We perform a gap analysis as part of the overall interest rate risk management process. Net interest income and the net interest margin are largely dependent on our ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, we must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

         The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of March 31, 2002 using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms:

March 31, 2002                                                                  Over 90       After One        After
                                                                 90 days        days to        Year to         Five
Dollars in thousands                                             or less        365 days      Five Years       Years         Total
                                                                 -------        --------      ----------       -----         -----
Earning Assets (Rate Sensitive):
   Interest-bearing deposits with other banks                   $     360      $    --        $    --        $    --       $     360
   Investment securities                                            2,012          2,123          3,229        143,244       150,608
   Loans, gross of allowance for possible losses
       and deferred loan fees                                     219,115         25,003         95,342         45,734       385,194
                                                                ---------      ---------      ---------      ---------     ---------
     Total                                                        221,487         27,126         98,571        188,978       536,162
                                                                ---------      ---------      ---------      ---------     ---------

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing demand deposits (NOW)                          55,553              0              0              0        55,553
   Savings deposits                                                33,888              0              0              0        33,888
   Money market deposits                                          159,869              0              0              0       159,869
   Time deposits, $100,000 or more                                 51,401         16,445          1,122              0        68,968
   Other time deposits                                             20,405         18,586          3,143              0        42,134
   Other borrowings                                                   750          3,200          6,225              0        10,175
   Trust preferred securities                                           0              0              0         13,487        13,487
                                                                ---------      ---------      ---------      ---------     ---------
     Total                                                      $ 321,866      $  38,231      $  10,490      $  13,487     $ 384,074
                                                                ---------      ---------      ---------      ---------     ---------
Period GAP                                                      $(100,379)     $ (11,105)     $  88,081      $ 175,491
                                                                =========      =========      =========     =========
Cumulative GAP                                                  $(100,379)     $(111,484)     $ (23,403)     $ 152,088
                                                                =========      =========      =========     =========
Interest Sensitivity GAP Ratio                                     (45.32%)       (40.94%)        89.36%        92.86%
                                                                =========      =========      =========     =========
Cumulative Interest Sensitivity                                    (45.32%)       (44.84%)        (6.74%)       28.37%
                                                                =========      =========      =========     =========


Capital Resources

         Our total shareholders' equity was $52.3 million as of March 31, 2002 compared to $54.6 million at December 31, 2001. The decrease was primarily due to the repurchase of common stock during the first three months of 2002. We declared dividends of $0.01 per share during the three months ended March 31, 2002.

         The ratios of average equity to average assets for the periods indicated are set forth below.

                   Three Months Ended                 Three Months Ended
                     March 31, 2002                     March 31, 2001
               ----------------------------       ----------------------------

                          8.81%                              7.42%

Risk Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of March 31, 2002, our total capital ratio was 10.49% and our Tier 1 capital ratio was 9.43%. In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%. As of March 31, 2002, our leverage ratio was 7.00%. It is our intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities and Use of Proceeds

         In January, 2002, we adopted a shareholder rights plan designed to maximize the long-term value of the company and to protect our shareholders from improper takeover tactics and takeover bids that are not fair to all shareholders. A Rights Agreement was filed with the SEC on Form 8-A12G on February 5, 2002.

         In January, 2002, we filed a Form S-8 registration statement to register shares of Business Bancorp to be offered to former MCB Financial Corporation employees pursuant to existing stock option plans and the Agreement and Plan of Merger dated as of August 15, 2001.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits:  The Exhibit Index is incorporated by reference.

        (b) Reports on Form 8-K.

         During the quarter ended March 31, 2002, the Registrant filed the following Current Reports on Form 8-K: (1) Form 8-K dated December 19, 2001 (announcing the effectiveness of the merger of the Registrant with MCB Financial Corporation on December 31, 2001 and announcing the appointment of Vavrinek, Trine, Day & Co., LLP as independent auditor to serve subsequent to the merger).
(2) Form 8-K dated January 24, 2002 (announcing the adoption of a shareholder rights plan).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BUSINESS BANCORP
                                ----------------
                                  (Registrant)


Date:    May 13, 2002                        /s/ Patrick E. Phelan
                                             ---------------------
                                             Patrick E. Phelan
                                             Executive Vice President and
                                             Chief Financial Officer

                                  Exhibit Index

Exhibit           Description
-------           -----------