Form 10QSB
period 2002-06-30
BUSINESS BANCORP /CA/
filed 2002-08-14
CIK 1123841

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

[ ]               TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

     For the transition period from _________________ to ___________________


                        COMMISSION FILE NUMBER: 000-31593
                                                _________


                                BUSINESS BANCORP
                      _____________________________________
                      (exact name of small business issuer)


           California                                             33-0884369
_________________________________                            ___________________
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)


                 1248 Fifth Avenue, San Rafael, California 94901
                 _______________________________________________
                    (Address of principal executive offices)


                                 (415) 784-2300
                           ___________________________
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 9, 2002

CLASS
Common stock, no par value                                             3,902,057

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS:



                                     BUSINESS BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS

Dollars in thousands                                                                     June 30,         December 31,
                                                                                           2002               2001
                                                                                         _________        ____________
                                                                                        (Unaudited)

ASSETS
Cash and due from banks                                                                  $  34,881          $  34,615
Interest-bearing deposits with banks                                                            50                 50
Investment securities:
     Available for sale, at fair value                                                     154,126            168,901
     Held to maturity, fair value of $1,011 in 2002 and $1,029 in 2001                       1,009              1,026
Federal Home Loan Bank and Federal Reserve Bank restricted stock at cost                     2,486              3,113
Loans, net of unearned income                                                              397,717            388,447
    Less: Allowance for loan losses                                                         (4,851)            (4,557)
                                                                                         _________          _________
        Net Loans                                                                          392,866            383,890
Property, premises and equipment, net                                                       11,012              9,725
Accrued interest receivable                                                                  2,968              2,886
Deferred tax asset                                                                             207              1,126
Other real estate owned, net                                                                   885                 73
Goodwill and other intangible assets                                                        22,152             21,675
Other assets                                                                                 4,330              4,170
                                                                                         _________          _________
            Total Assets                                                                 $ 626,972          $ 631,250
                                                                                         =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                              $ 168,474          $ 155,935
        MMDA, NOW and savings                                                              251,060            242,605
        Time certificates, $100,000 and over                                                61,025             76,635
        Other time certificates                                                             40,549             42,911
                                                                                         _________          _________
             Total Deposits                                                                521,108            518,086
Borrowings                                                                                  33,925             40,224
Accrued interest payable and other liabilities                                               3,575              4,888
                                                                                         _________          _________
             Total Liabilities                                                             558,608            563,198

Company obligated mandatorily redeemable cumulative trust preferred securities
              of subsidiary trusts holding soley junior subordinated debentures             13,479             13,495

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Serial preferred stock, no par value: 20,000,000 shares authorized; none issued
    Common stock, no par value: 20,000,000 shares authorized; 3,902,057 and
        4,102,811 shares issued and outstanding at June 30, 2002 and December 31,
        2001, respectively                                                                  35,901             35,141
    Accumulated other comprehensive income                                                   2,341              1,027
    Retained earnings                                                                       16,643             18,389
                                                                                         _________          _________
        Total Shareholders' Equity                                                          54,885             54,557
                                                                                         _________          _________
            Total Liabilities and Shareholders' Equity                                   $ 626,972          $ 631,250
                                                                                         =========          =========

See notes to consolidated financial statements





            BUSINESS BANCORP AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       Three Months Ended                       Six Months Ended
Dollars in thousands, except per share amounts              June 30,                                June 30,
                                                   ___________________________             ___________________________
                                                     2002               2001                 2002                2001
                                                 (Unaudited)                             (Unaudited)

INTEREST INCOME
Interest and fees on loans                         $ 7,741             $ 4,746             $ 15,421            $ 9,505
Interest on investment securities:
     Taxable                                         1,645               1,267                3,233              2,553
     Tax-exempt                                        272                 291                  543                584
Other interest income                                    9                  52                   19                121
                                                   _______             _______             ________            _______
          Total interest income                      9,667               6,356               19,216             12,763
INTEREST EXPENSE
Interest on deposits                                 1,502               1,671                3,127              3,374
Interest on other borrowings                           160                 276                  401                595
Interest on trust preferred securities                 342                 275                  680                546
                                                   _______             _______             ________            _______
          Total interest expense                     2,004               2,222                4,208              4,515
                                                   _______             _______             ________            _______
          Net interest income                        7,663               4,134               15,008              8,248
Provision for loan losses                              200                 100                  300                175
                                                   _______             _______             ________            _______
          Net interest income after provision
               for loan losses                       7,463               4,034               14,708              8,073
NON-INTEREST INCOME
Service fees on deposit accounts                       787                 604                1,587              1,195
Gain on sale of investments, net                                           105                                     209
Gain on sale of SBA loans                               48                                       48
Gain on sale of other real estate owned                                     41                                      41
Other income                                           212                 141                  515                293
                                                   _______             _______             ________            _______
          Total                                      1,047                 891                2,150              1,738
OPERATING EXPENSES
Salaries and employee benefits                       3,065               2,120                6,424              4,145
Occupancy and equipment                              1,019                 443                2,024                944
Data processing                                        455                 311                  866                582
Legal and other professional fees                      400                  68                  725                177
Telephone, postage and supplies                        288                 209                  607                457
Marketing and promotion                                 80                  92                  217                216
Amortization of intangibles                             84                 164                  171                327
FDIC insurance and regulatory assessments               35                  27                   71                 55
Other expenses                                       1,051                 516                1,744                972
                                                   _______             _______             ________            _______
          Total operating expenses                   6,477               3,950               12,849              7,875
                                                   _______             _______             ________            _______
Income before provision for income taxes             2,033                 975                4,009              1,936
Provision for income taxes                             756                 350                1,501                695
                                                   _______             _______             ________            _______
          Net income                               $ 1,277             $   625             $  2,508            $ 1,241
                                                   =======             =======             ========            =======

Net income per share - basic                       $  0.33             $  0.29             $   0.63            $  0.58
                                                   =======             =======             ========            =======
Net income per share - diluted                     $  0.31             $  0.28             $   0.60            $  0.57
                                                   =======             =======             ========            =======
Cash dividends per share of common stock           $  0.01             $     -             $   0.02            $     -
                                                   =======             =======             ========            =======

See notes to consolidated financial statements.





                        BUSINESS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                                  Three Months Ended             Six Months Ended
Dollars in thousands                                                                   June 30,                      June 30,
                                                                                 _____________________         ____________________
                                                                                  2002           2001            2002        2001
                                                                               (Unaudited)                   (Unaudited)

Net income                                                                       $ 1,277         $ 625         $ 2,508      $ 1,241
Other comprehensive income:
   Unrealized net gains on securities:
        Unrealized net holding gains arising during period
           (net of taxes of $717 and $73 for the three months ended
           June 30, 2002 and 2001, and $919 and $538 for the six months
           ended June 30, 2002 and 2001, respectively)                             1,025           105           1,314          769
         Reclassification adjustment for net gains included in net income
            (net of taxes of $43 for the three months ended June 30, 2001,
            and $86 for the six months ended June 30, 2001)                                        (62)                        (123)
                                                                                 _______         _____         _______      _______
         Other comprehensive income                                                1,025            43           1,314          646
                                                                                 _______         _____         _______      _______
               Comprehensive income                                              $ 2,302         $ 668         $ 3,822      $ 1,887
                                                                                 =======         =====         =======      =======

See notes to consolidated financial statements.




                                          BUSINESS BANCORP AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the Six Months
Dollars in thousands                                                           Ended June 30,
                                                                        _____________________________
                                                                          2002                 2001
                                                                      (Unaudited)

Cash flows - operating activities
Net income                                                              $  2,508             $  1,241
Reconcilement of net income to net cash from operations:
     Provision for loan losses                                               300                  175
     Depreciation and amortization                                           799                  674
     Net amortization/accretion of premiums/discounts on
          investment securities                                            1,607                  665
     Deferred income taxes                                                   188                  448
     (Gain) loss on sale of investment securities, net                                           (209)
     (Gain) loss on sale of other real estate owned                                               (41)
     Gain on sale of loans                                                   (48)
     Changes in:
        Accrued interest receivable and other assets                        (242)                (188)
        Accrued interest payable and other liabilities                    (1,062)                (305)
        Deferred loans fees and discounts, net                               (45)                  40
                                                                        ________             ________
Operating cash flows, net                                                  4,005                2,500

Cash flows - investing activities
Interest-bearing deposits with banks, net                                                       2,432
Available for sale securities:
      Maturities                                                          22,909                    0
      Principal reduction of mortgage-backed securities                   26,716               11,237
      Purchases                                                          (35,044)             (50,980)
      Sales                                                                                    17,220
Federal Home Loan Bank and Federal Reserve Bank stock, net                   627                 (271)
Loans, net                                                               (11,032)              (2,737)
Proceeds from sale of other real estate owned                                                     192
Proceeds from sale of loans                                                  959
Purchase of property, premises and equipment                              (1,942)                   0
                                                                        ________             ________
Investing cash flows, net                                                  3,193              (22,907)

Cash flows - financing activities
Net change in deposits                                                     3,112               17,290
Net change in other borrowings                                            (6,299)               9,700
Proceeds from the exercise of stock options                                  998                    0
Cash dividends                                                               (82)
Repurchases of common stock                                               (4,661)                   0
                                                                        ________             ________
Financing cash flows, net                                                 (6,932)              26,990
                                                                        ________             ________

Net change in cash and cash equivalents                                      266                6,583

Cash and cash equivalents at beginning of period                          34,615               16,921
                                                                        ________             ________

Cash and cash equivalents at end of period                              $ 34,881             $ 23,504
                                                                        ========             ========

Cash flows - supplemental disclosures
   Interest                                                             $  4,726             $ 12,876
   Income taxes                                                         $  1,205             $    625

Non-cash transactions:
   Stock dividends paid on common stock                                 $  2,695             $

See notes to consolidated financial statements.


                        BUSINESS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Bancorp ("we" or "our" on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the "Bank"). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours. The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. The interim condensed consolidated financial statements contained herein are not audited. However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the six months ended June 30, 2002 should not be considered indicative of operating results to be expected for the year ending December 31, 2002. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

     SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events. During the second quarter of 2002, we completed the required initial impairment tests of goodwill. We have no indefinite-lived other intangible assets. Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill will no longer be amortized. Had goodwill not been amortized for the quarter ended June 30, 2001, the six months ended June 30, 2001, or the year ended December 31, 2001, net income would have increased by $84,000, $168,000 and $336,000, or $0.04, $0.08, and $0.15 per share, respectively.

NOTE 4 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:



                                                                 Three months ended June 30,
                                   ________________________________________________________________________________________
Dollars in thousands except                           2002                                           2001
per share amounts                  __________________________________________     _________________________________________
                                     Income           Shares        Per Share       Income           Shares       Per Share
                                   (numerator)    (denominator)      Amount       (numerator)     (denominator)     Amount
                                   ___________    _____________     _________     ___________     _____________   _________

Net Income as Reported               $ 1,277                                        $   625
                                     _______        _________                       _______         _________
    Used in Basic EPS                  1,277        3,890,308        $ 0.33             625         2,128,212      $ 0.29
Dilutive Effect of Outstanding
    Stock Options                                     192,086                                          65,595
                                     _______        _________                       _______         _________
    Used in Dilutive EPS             $ 1,277        4,082,394        $ 0.31         $   625         2,193,807      $ 0.28
                                     =======        =========                       =======         =========

                                                                  Six months ended June 30,
                                   ________________________________________________________________________________________
Dollars in thousands except                            2002                                           2001
per share amounts                  __________________________________________     _________________________________________
                                     Income           Shares        Per Share       Income           Shares       Per Share
                                   (numerator)    (denominator)      Amount       (numerator)     (denominator)     Amount
                                   ___________    _____________     _________     ___________     _____________   _________

Net Income as Reported               $ 2,508                                        $ 1,241
                                     _______        _________                       _______         _________
    Used in Basic EPS                  2,508        3,963,131        $ 0.63           1,241         2,128,212      $ 0.58
Dilutive Effect of Outstanding
    Stock Options                                     184,196                                          47,885
                                     _______        _________                       _______         _________
    Used in Dilutive EPS             $ 2,508        4,147,327        $ 0.60         $ 1,241         2,176,097      $ 0.57
                                     =======        =========                       =======         =========




         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


Certain statements in this report constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, potential future performance, potential future credit experience, perceived opportunities in the market, and statements regarding the Company's mission and vision. Our actual results may differ significantly from the results discussed in such forward-looking statements. Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2001 which is on file with the Securities and Exchange Commission and may be accessed at the Commission's website www.sec.gov. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrrences or unanticipated events or circumstances after the date of such statements.

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

         At June 30, 2002, we had total assets of $627.0 million, total loans, net, of $392.9 million and total deposits of $521.1 million.

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

RESULTS OF OPERATIONS

         The following table summarizes income, income per share and key financial ratios for the periods indicated:


                                                         Net Income                         Net Income
                                                ___________________________         _________________________
Dollars in thousands,                           Three months ended June 30,         Six months ended June 30,
  except per share amounts                        2002               2001            2002              2001
                                                 _______            ______          _______           _______

Income                                           $ 1,277            $  625          $ 2,508           $ 1,241
Income per share:
      Basic                                      $  0.33            $ 0.29          $  0.63           $  0.58
      Diluted                                    $  0.31            $ 0.28          $  0.60           $  0.57
Return on average assets                           0.83%              0.74%            0.81%             0.75%
Return on average shareholders' equity             9.59%              9.99%            9.36%            10.16%
Dividend payout ratio                              3.20%               n/a             3.31%              n/a



Second Quarter

         Our net income for the second quarter of 2002 increased 104.3% to $1,277,000, or $0.31 per diluted share, compared to net income of $625,000, or $0.28 per diluted share, for the second quarter of 2001. Based on our net income for the second quarter of 2002, our return on average shareholders' equity was 9.59% and our return on average assets was 0.83%. During the second quarter of 2001, our net income resulted in a return on average shareholders' equity of 9.99% and a return on average assets of 0.74%.

         The 104.3% increase in net income during the second quarter of 2002 as compared to the second quarter of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation on December 31, 2001. The 10.7% increase in diluted earnings per share during the second quarter of 2002 as compared to the second quarter of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation partially offset by merger-related charges.

Year to Date

         Our net income for the six months of 2002 increased 102.1% to $2,508,000, or $0.60 per diluted share, compared to net income of $1,241,000, or $0.57 per diluted share, for the six months of 2001. Based on our net income for the first six months of 2002, our return on average shareholders' equity was

9.36% and our return on average assets was 0.81%. During the first six months of 2001, our net income resulted in a return on average shareholders' equity of 10.16% and a return on average assets of 0.75%.

         The 102.1% increase in net income during the first six months of 2002 as compared to the first six months of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation on December 31, 2001. The 5.3% increase in diluted earnings per share during the first six months of 2002 as compared to the first six months of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation partially offset by merger-related charges.

NET INTEREST INCOME -QUARTERLY

         Net interest income increased 4.1% to $7.7 million for the second quarter of 2002 from $7.4 million for the first quarter of 2002. This was primarily due to the $7.9 million, or 2.0%, decrease in average interest-bearing liabilities and an 18 basis point increase in our net yield on interest-earnings assets.

         Net interest income increased 85.4% to $7.7 million for the second quarter of 2002 from $4.1 million for the second quarter of 2001. This was primarily due to the $253.9 million, or 85.0%, increase in average interest-earning assets which was partially offset by a 6 basis point decrease in our net yield on interest-earnings assets.

         The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.



                                          For the three months ended     For the three months ended      For the three months ended
                                         ____________________________   ___________________________     ___________________________
                                                June 30, 2002                  March 31, 2002                  June 30, 2001
                                         ____________________________   ___________________________     ___________________________
Dollars in thousands                      Average                        Average                        Average
                                          Balance   Interest    Rate     Balance   Interest    Rate     Balance    Interest    Rate
                                         ________   ________   ______   ________   ________   _____     _______    ________    ____

ASSETS
Federal funds sold                       $  1,331    $    5      1.57%  $  2,356    $    9     1.55%    $  2,342    $   33     5.65%
Interest earning deposits                   1,434         4      1.12%       737         1     0.55%       1,186        19     6.43%
Investment securities:
    Taxable                               136,622     1,645      4.83%   140,075     1,588     4.60%      85,477     1,267     5.95%
    Tax-exempt (3)                         21,220       272      7.01%    21,471       271     6.97%      22,908       291     6.95%
Loans, net (1)                            392,040     7,741      7.92%   390,082     7,695     8.00%     186,837     4,746    10.19%
                                         ________    ______    ______   ________    ______    _____     ________    ______    _____
    Total Earning Assets                  552,648     9,667      7.09%   554,721     9,564     7.06%     298,750     6,356     8.68%
    Total Non-earning Assets               68,143                         66,231                          40,230
                                         ________                       ________                        ________
        Total Assets                     $620,791                       $620,952                        $338,980
                                         ========                       ========                        ========

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings                    $256,680    $  906      1.42%  $246,099    $  867     1.43%    $102,995    $  677     2.64%
Time certificates, $100,000 or more        65,593       325      1.99%    72,499       434     2.43%      44,284       565     5.12%
Other time certificates                    41,849       271      2.59%    42,477       324     3.09%      33,935       429     5.07%
                                         ________    ______    ______   ________    ______    _____     ________    ______    _____
    Total Interest-bearing Deposits       364,122     1,502      1.65%   361,075     1,625     1.83%     181,214     1,671     3.70%
Other borrowings                           16,897       160      3.79%    27,857       241     3.51%      21,004       276     5.27%
Trust preferred securities                 13,483       342    10.18%     13,491       338    10.16%      10,000       275    11.03%
                                         ________    ______    ______   ________    ______    _____     ________    ______    _____
    Total Interest-bearing Liabilities    394,502     2,004     2.04%    402,423     2,204     2.22%     212,218     2,222     4.20%
Non-interest bearing demand deposits      169,221                        159,455                          98,886
Other non-interest bearing liabilities      3,667                          4,362                           2,780
Shareholders' equity                       53,401                         54,712                          25,096
    Total liabilities and
        shareholders' Equity             $620,791                       $620,952                        $338,980
                                         ========    ______             ========    ______              ========    ______
Net interest income                                  $7,663                         $7,360                          $4,134
                                                     ======                         ======                          ======
Interest rate spread                                            5.05%                          4.84%                           4.48%
Contribution of interest free funds                             0.58%                          0.61%                           1.22%
                                                               _____                          _____                            ____
Net yield on interest-earning assets (2)                        5.63%                          5.45%                           5.69%
                                                               ======                         =====                            ====


(1)  Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)  Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.
(3)  The tax-exempt securities are reflected on a tax equivalent yield basis.



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




                                                 Three Months Ended June 30, 2002        Three Months Ended June 30, 2002
                                                            Compared to                             Compared to
                                                 Three Months Ended March 31, 2002       Three Months Ended June 30, 2001
Dollars in thousands                                Favorable / (Unfavorable)               Favorable / (Unfavorable)
                                                 _________________________________       ________________________________
                                                  Volume     Rate (1)       Total         Volume     Rate (1)     Total
                                                  ________________________________        _______________________________

INTEREST INCOME:
    Federal funds sold                             $ (5)        $ 1         $ (4)         $  (14)    $   (14)    $  (28)
    Interest earning deposits                         1           2            3               4         (19)       (15)
    Investment securities:
        Taxable                                     (40)         97           57             759        (381)       378
        Tax-exempt                                   (2)          3            1             (22)          3        (19)
    Loans, net                                       37           9           46           5,214      (2,219)     2,995
                                                  _______________________________         _____________________________
        TOTAL INTEREST INCOME                        (9)        112          103           5,941      (2,630)     3,311
                                                  _______________________________         _____________________________
INTEREST EXPENSE:
    MMDA, NOW and savings                           (40)          1          (39)         (1,011)        782       (229)
    Time certificates, $100,000 or more              41          68          109            (272)        512        240
    Other time certificates                           5          48           53            (100)        258        158
    Other borrowings                                 94         (13)          81              54          62        116
    Trust preferred securities                        0          (4)          (4)            (96)         29        (67)
                                                  _______________________________         _____________________________
        TOTAL INTEREST EXPENSE                      100         100          200          (1,425)      1,643        218
                                                  _______________________________         _____________________________
CHANGE IN NET INTEREST INCOME                      $ 91       $ 212         $303          $4,516     $  (987)    $3,529
                                                  ===============================         =============================


(1)  The rate/volume variance has been included in the rate variance.



THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED MARCH 31, 2002

         Interest income in the second quarter ended June 30, 2002 increased to $9.7 million from $9.6 million in the quarter ended March 31, 2002. This was primarily due to the 3 basis point increase in the yield earned on average interest-earning assets partially offset by the $2.1 million decrease in average interest-earning assets. Average interest-earning assets decreased $2.1 million, or 0.4%, to $552.6 million in the three months ended June 30, 2002, compared to $554.7 million in the three months ended March 31, 2002. Average loans increased $2.0 million, or 0.5%, to $392.0 million for the three months ended June 30, 2002 from $390.1 million in the three months ended March 31, 2002.

         The average yield on interest-earning assets increased 3 basis points to 7.09% in the second quarter of 2002 from 7.06% in the first quarter of 2002. Our average yield on loans declined by 8 basis points to 7.92% for the second quarter of 2002 from 8.00% in the first quarter of 2002. Loans represented approximately 70.9% of total interest-earning assets in the second quarter of 2002 compared to 70.3% for the first quarter of 2002.

         Interest expense in the second quarter of 2002 decreased to $2.0 million from $2.2 million for the first quarter of 2002. Lower interest rates paid on interest-bearing deposits and a $7.9 million decrease in average interest-bearing liabilities contributed to the decrease in interest expense. Average interest-bearing liabilities decreased 2.0% to $394.5 million in the second quarter of 2002 from $402.4 million in the first quarter of 2002. The decrease was due primarily to the decrease in overnight borrowings by the bank.

         As a result of the foregoing analyses, our net yield on interest-earning assets increased in the second quarter of 2002 to 5.63% from 5.45% in the the first quarter of 2002.

THE QUARTER ENDED JUNE 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2001

         Interest income in the second quarter ended June 30, 2002 increased to $9.7 million from $6.4 million in the quarter ended June 30, 2001. This was primarily due to the increase in average loans partially offset by a 227 basis point decline in the yield earned on average loans. Average interest-earning assets increased $253.9 million, or 85.0%, to $552.6 million in the three months ended June 30, 2002, compared to $298.8 million in the three months ended June 30, 2001. Average loans increased $205.2 million, or 109.8%, to $392.0 million for the three months ended June 30, 2002 from $186.8 million in the three months ended June 30, 2001.

         The average yield on interest-earning assets decreased 159 basis points to 7.09% in the second quarter of 2002 from 8.68% in the second quarter of 2001 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 225 basis points from 7.0% during June 2001 to 4.75% at June 30, 2002 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 227 basis points to 7.92% for the second quarter of 2002 from 10.19% in the second quarter of 2001. Loans represented approximately 70.9% of total interest-earning assets in the second quarter of 2002 compared to 62.5% for the second quarter of 2001.

         Interest expense in the second quarter of 2002 decreased to $2.0 million from $2.2 million for the second quarter of 2001. The increase in interest-bearing liabilities was offset by lower interest rates paid on those liabilities. Average interest-bearing liabilities increased 85.9% to $394.5 million in the second quarter of 2002 from $212.2 million in the second quarter of 2001. The increase in average interest-bearing liabilities was due primarily to the merger with MCB Financial Corporation on December 31, 2001. Due to the declining market rate environment, the contribution of interest free funds to the net yield on interest-earning assets fell from 1.22% during the second quarter of 2001 to 0.58% during the second quarter of 2002.

         As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the second quarter of 2002 to 5.63% from 5.69% in the second quarter of 2001.


NET INTEREST INCOME - YEAR TO DATE

         Net interest income increased 82.0% to $15.0 million for the six months ended June 30, 2002 from $8.2 million for the same period in 2001. This was primarily due to the 88.1% increase in average earning assets partially offset by the 182 basis point decrease in our net yield on average interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.



                                           For the six months ended       For the six months ended
                                          __________________________     ______________________________
                                                June 30, 2002                  June 30, 2001
                                          __________________________     ______________________________
Dollars in thousands                      Average                        Average
                                          Balance   Interest   Rate      Balance     Interest    Rate
                                          ________  ________  ______     ________    ________    ______

ASSETS
Federal funds sold                        $  1,840  $     15   1.60%     $  1,927    $     55     5.76%
Interest earning deposits                    1,088         5   0.84%        1,965          66     6.77%
Investment securities
    Taxable                                138,339     3,232   4.71%       83,636       2,553     6.16%
    Tax-exempt (3)                          21,345       543   7.00%       22,974         584     6.99%
Loans, net (1)                             391,066    15,421   7.95%      183,818       9,505    10.43%
                                          ________  ________  ______     ________    ________    _____
    Total Earning Assets                   553,678    19,216   7.07%      294,320      12,763     8.89%
    Total Non-earning Assets                67,193                         38,568
                                          ________                       ________
        Total Assets                      $620,871                       $332,888
                                          ========                       ========

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings                     $251,418  $  1,773   1.42%     $102,443    $  1,348     2.65%
Time certificates, $100,000 or more         69,027       759   2.22%       43,443       1,161     5.39%
Other time certificates                     42,161       595   2.84%       33,100         865     5.27%
                                          ________  ________  ______     ________    ________    _____
    Total Interest-bearing Deposits        362,606     3,127   1.74%      178,986       3,374     3.80%
Other borrowings                            22,347       401   3.62%       21,060         595     5.70%
Trust preferred securities                  13,487       680  10.17%       10,000         546    11.01%
                                          ________  ________  ______     ________    ________    _____
    Total Interest-bearing Liabilities     398,440     4,208   2.13%      210,046       4,515     4.33%
Non-interest bearing demand deposits       164,365                         95,221
Other non-interest bearing liabilities       4,013                          2,997
Shareholders' equity                        54,053                         24,624
    Total Liabilities and
        Shareholders' Equity               620,871                        332,888
                                          ========  ________             ========    ________
Net Interest Income                                 $ 15,008                         $  8,248
                                                    ========                         ========
Interest rate spread                                           4.94%                              4.56%
Contribution of interest free funds                            0.60%                              1.24%
                                                              ______                             _____
Net yield on interest-earning assets (2)                       5.54%                              5.80%
                                                              ======                             =====


(1)  Nonaccrual loans are excluded in the average balance and only collected interest on nonaccrual loans is included in the interest column.
(2)  Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.
(3)  The tax-exempt securities are reflected on a tax-equivalent yield basis.


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


                                                   Six Months Ended June 30, 2002
                                                            Compared to
                                                   Six Months Ended June 30, 2001
Dollars in thousands                                  Favorable / (Unfavorable)
                                                   _______________________________
                                                   Volume      Rate (1)      Total
                                                   _______________________________

Interest Income:
    Federal funds sold                             $    (2)    $   (38)     $  (40)
    Interest earning deposits                          (29)        (32)        (61)
    Investment securities:
        Taxable                                      1,673        (994)        679
        Tax-exempt                                     (41)          0         (41)
Loans, net  (1)                                     10,722      (4,806)      5,916
                                                   _______________________________
        Total Interest Income                       12,323      (5,870)      6,453
                                                   _______________________________
Interest Expense:
    MMDA, NOW and savings                           (1,959)      1,534        (425)
    Time certificates, $100,000 or more               (684)      1,086         402
    Other time certificates                           (237)        507         270
    Other borrowings                                   (36)        230         194
    Trust preferred securities                        (190)         56        (134)
                                                   _______________________________
        Total Interest Expense                      (3,106)      3,413         307
                                                   _______________________________
Change in Net Interest Income                      $ 9,217     $(2,457)     $6,760
                                                   ===============================


(1)  The rate/volume variance has been included in the rate variance.



THE SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30,
2001

         Interest income for the six months ended June 30, 2002 increased to $19.2 million from $12.8 million for the six months ended June 30, 2001. This was primarily due to the increase in average loans partially offset by a 182 basis point decline in the yield earned on average interest-earning assets. Average interest-earning assets increased $259.4 million, or 88.1%, to $553.7 million for the six months ended June 30, 2002, compared to $294.3 million for the same period for 2001. Average loans increased $207.2 million, or 112.7%, to $391.1 million for the six months ended June 30, 2002 from $183.8 million for the same period for 2001.

         The average yield on interest-earning assets decreased 182 basis points to 7.07% for the first six months of 2002 from 8.89% for the same period of 2001 primarily due to a decrease in the average yield on loans. We lowered our prime rate by 225 basis points from 7.0% during June 2001 to 4.75% at June 30, 2002 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Our average yield on loans declined by 248 basis points to 7.95% for the first six months of 2002 from 10.43% in the same period of 2001. Loans represented approximately 70.6% of total interest-earning assets for the first six months of 2002 compared to 62.5% for the same period in 2001.

         Interest expense for the first six months of 2002 decreased to $4.2 million from $4.5 million for the same period of 2001. Lower interest rates paid on interest-bearing liabilities were almost completely offset by the volume increase in interest-bearing liabilities. Average interest-bearing liabilities increased 89.7% to $398.4 million for the first six months of 2002 from $210.0 million for the same period for 2001. The increase was due primarily to the merger with MCB Financial Corporation on December 31, 2001. Due to the declining market rate environment, the contribution of interest free funds to the net yield on interest-earning assets fell from 1.25% during the six months ended June 30, 2001 to 0.60% during the six months ended June 30, 2002.

         As a result of the foregoing analyses, our net yield on interest-earning assets decreased for the first six months of 2002 to 5.54% from 5.80% for the same period of 2001.

NONINTEREST INCOME

         The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:





Dollars in thousands                                        Three Months Ended June 30,          Six Months Ended June 30,
                                                            ___________________________          ________________________
Components of Noninterest Income                              2002              2001              2002             2001
______________________________________________               _______            _____            _______          _______

Service fees on deposit accounts                             $   787            $ 604            $ 1,587          $ 1,195
Gain on sale of investments, net                                                  105                                 209
Gain on sale of SBA loans                                         48                                  48
Gain on sale of other real estate owned                                            41                                  41
Other income                                                     212              141                515              293
                                                             _______            _____            _______          _______
    Total                                                    $ 1,047            $ 891            $ 2,150          $ 1,738
                                                             =======            =====            =======          =======

As a Percentage of Average Assets (Annualized)
______________________________________________
Service fees on deposit accounts                                0.51%            0.71%              0.51%            0.72%
Gain on sale of investments, net                                                 0.12%                               0.13%
Gain on sale of SBA loans                                       0.03%                               0.02%
Gain on sale of other real estate owned                                          0.05%                               0.02%
Other income                                                    0.14%            0.17%              0.17%            0.18%
                                                             _______            _____            _______          _______
    Total                                                       0.68%            1.05%              0.70%            1.05%
                                                             =======            =====            =======          =======



         The increase in noninterest income during 2002 was due primarily to the merger with MCB Financial Corporation on December 31, 2001.

OPERATING EXPENSES

         The following table summarizes our operating expenses and the associated ratios to average assets for the periods indicated:


                                                               Three Months Ended                   Six Months Ended
Dollars in thousands                                                June 30,                            June 30,
                                                            ________________________           _________________________
Components of Operating Expense                              2002             2001               2002             2001
______________________________________________              _______          _______           ________          _______

Salaries and employee benefits                              $ 3,065          $ 2,120           $  6,424          $ 4,145
Occupancy and equipment                                       1,019              443              2,024              944
Data processing                                                 455              311                866              582
Legal and other professional fees                               400               68                725              177
Telephone, postage and supplies                                 288              209                607              457
Marketing and promotion                                          80               92                217              216
Amortization of intangibles                                      84              164                171              327
FDIC insurance and regulatory assessments                        35               27                 71               55
Other expenses                                                1,051              516              1,744              972
                                                            _______          _______           ________          _______
    Total Noninterest Expense                               $ 6,477          $ 3,950           $ 12,849          $ 7,875
                                                            =======          =======           ========          =======
Average full-time equivalent staff                              221              163                224              159

As a Percentage of Average Assets (Annualized)
______________________________________________
Salaries and employee benefits                                1.98%            2.51%              2.08%            2.51%
Occupancy and equipment                                       0.66%            0.52%              0.66%            0.57%
Data processing                                               0.29%            0.37%              0.28%            0.35%
Legal and other professional fees                             0.26%            0.08%              0.23%            0.11%
Telephone, postage and supplies                               0.19%            0.25%              0.20%            0.28%
Marketing and promotion                                       0.05%            0.11%              0.07%            0.13%
Amortization of intangibles                                   0.05%            0.19%              0.06%            0.20%
FDIC insurance and regulatory assessments                     0.02%            0.03%              0.02%            0.03%
Other expenses                                                0.68%            0.61%              0.57%            0.59%
                                                            _______          _______           ________          _______
    Total                                                     4.18%            4.67%              4.17%            4.77%
                                                            =======          =======           ========          =======



         The increase in operating expenses was due primarily to the merger with MCB Financial Corporation on December 31, 2001.


INCOME TAXES

         Our effective tax rate was 37.2% for the quarter ended June 30, 2002 compared to 35.9% for the same period of the prior year. Our effective tax rate was 37.4% for the six months ended June 30, 2002 compared to 35.9% for the same period of the prior year.


FINANCIAL CONDITION

         Our total assets decreased by $4.3 million, or 0.7%, from the end of 2001 to $627.0 million at June 30, 2002. The decrease in total assets was due primarily to the repayment of other borrowings during the first six months of 2002.

INVESTMENTS

         The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated:



                                                 Gross       Gross        Estimated
Dollars in thousands              Amortized    Unrealized   Unrealized       Fair          Carrying
June 30, 2002:                      Cost         Gains       Losses         Value           Value
___________________________________________________________________________________________________

Available for sale:
    U.S. Treasury securities       $  3,075     $    16       $           $   3,091        $  3,091
    U.S. government agencies          1,051          12                       1,063           1,063
    Mortgage backed securities      123,556       2,582          (36)       126,102         126,102
    Municipal securities             20,434       1,248                      21,682          21,682
    Other securities                  2,031         157                       2,188           2,188
                                   ________     _______       ______      _________        ________
Total Available for Sale           $150,147     $ 4,015       $  (36)     $ 154,126        $154,126
                                   ========     =======       ======      =========        ========

Held to Maturity:
    U.S. Treasury securities       $  1,009     $     2       $           $   1,011        $  1,009
                                   ________     _______       ______      _________        ________
Total Held to Maturity             $  1,009     $     2       $           $   1,011        $  1,009
                                   ========     =======       ======      =========        ========





                                                 Gross       Gross        Estimated
Dollars in thousands              Amortized    Unrealized   Unrealized       Fair          Carrying
December 31, 2001:                  Cost         Gains       Losses         Value           Value
___________________________________________________________________________________________________

Available for sale:
    U.S. Treasury securities      $  26,155     $             $           $  26,155        $ 26,155
    U.S. government agencies          1,064                                   1,064           1,064
    Mortgage backed securities      117,371     $ 1,552       $ (326)       118,597         118,597
    Municipal securities             20,534         599         (103)        21,030          21,030
    Other securities                  2,032          39          (16)         2,055           2,055
                                   ________     _______       ______      _________        ________
Total Available for Sale          $ 167,156     $ 2,190       $ (445)     $ 168,901        $168,901
                                   ========     =======       ======      =========        ========

Held to Maturity:
    U.S. Treasury securities      $   1,026     $     3       $           $   1,029        $  1,026
                                   ________     _______       ______      _________        ________
Total Held to Maturity            $   1,026     $     3       $           $   1,029        $  1,026
                                   ========     =======       ======      =========        ========





                                                 Gross       Gross        Estimated
Dollars in thousands              Amortized    Unrealized   Unrealized       Fair          Carrying
June 30, 2001:                      Cost         Gains       Losses         Value           Value
___________________________________________________________________________________________________

Available for sale:
    Mortgage backed securities     $ 22,056     $   981       $  (46)     $  22,991          22,991
    Municipal securities             82,882       1,667           (2)        84,547          84,547
    Other securities                  5,713         167          (13)         5,867           5,867
                                   ________     _______       ______      _________        ________
Total Available for Sale           $110,651     $ 2,815       $  (61)     $ 113,405        $113,405
                                   ========     =======       ======      =========        ========

Held to Maturity:
    U.S. Treasury securities       $  1,002     $     5       $           $   1,007        $  1,002
                                   ________     _______       ______      _________        ________
Total Held to Maturity             $  1,002     $     5       $           $   1,007        $  1,002
                                   ========     =======       ======      =========        ========



LOANS HELD FOR INVESTMENT

         Our net loans held for investment increased by $9.0 million, or 2.3%, during the first six months of 2002. Certain reclassfications of loans were made during the second quarter of 2002 in conjunction with our systems conversion. As a result, the loans shown below at June 30, 2002 are classified differently than the loans shown at December 31, 2001 and June 30, 2001.


                                                June 30, 2002          December 31, 2001            June 30, 2001
Dollars in thousands                         ___________________       __________________        ___________________
                                              Amount         %           Amount       %           Amount        %
                                             _________    ______       _________   ______        _________    ______

Real estate - construction                   $  76,234      19.4%      $  66,812     17.4%       $  33,272      18.4%
Commercial real estate                         226,108      57.5         218,782     57.0           87,983      48.6
Real estate - other                             40,766      10.4          19,280      5.0           15,065       8.3
Commercial                                      43,832      11.2          70,104     18.3           38,724      21.4
Consumer and other                              11,841       3.0          14,578      3.8            9,103       5.0
                                             _________    ______       _________   ______        _________    ______
    Total loans, gross                         398,781     101.5         389,556    101.5          184,147     101.7
Less: unearned income                           (1,064)     (0.3)         (1,109)    (0.3)          (1,039)     (0.6)
                                             _________    ______       _________   ______        _________    ______
    Total loans, net of unearned income        397,717     101.2         388,447    101.2          183,108     101.1
Less: allowance for loan losses                 (4,851)     (1.2)         (4,557)    (1.2)          (1,973)     (1.1)
                                             _________    ______       _________   ______        _________    ______
    Total Loans, Net                         $ 392,866     100.0%      $ 383,890    100.0%       $ 181,135     100.0%
                                             =========    ======       =========   ======        =========    ======



         In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $343.1 million, or 86.0% of the total portfolio as of June 30, 2002. Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

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

MATURITIES OF LOANS AT AT JUNE 30, 2002:



Dollars in thousands

Time remaining to maturity       Fixed rate      Adjustable rate        Total
                                 __________      _______________       ________

One year or less                  $ 29,209           $108,996          $138,205
After one year to five years        92,586             46,317           138,903
After five years                    42,815             78,858           121,673
                                  ________           ________          ________
    Total                         $164,610           $234,171          $398,781
                                  ========           ========          ========



         As of June 30, 2002, the percentage of loans held for investment with fixed and floating interest rates was 41.3% and 58.7%, respectively.

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

         As of June 30, 2002, we had $2.7 million in nonperforming assets. The following table sets forth the balance of nonperforming assets as of the dates indicated:


                                           June 30,      March 31,      December 31,     September 30,   June 30,
Dollars in thousands                         2002          2002            2001             2001           2001
                                           _______       _________      ____________     _____________   _______

Nonaccrual loans                           $ 1,775        $   878         $ 1,947           $ 1,752      $ 1,778
Loans 90 days or more
   past due and still accruing                  54             33              18               108
                                           _______        _______         _______           _______      _______
       Total nonperforming loans             1,829            911           1,965             1,860        1,778
Other real estate owned                        885            885              72               313          313
                                           _______        _______         _______           _______      _______
        Total nonperforming assets         $ 2,714        $ 1,796         $ 2,037           $ 2,173      $ 2,091
                                           =======        =======         =======           =======      =======
Nonperforming loans as a
    percentage of total gross loans           0.46%          0.24%           0.50%             0.95%        0.97%
Nonperforming assets as a
    percentage of total assets                0.43%          0.30%           0.32%             0.60%        0.61%
Nonperforming assets as a
    percentage of total gross loans
    and other real estate owned               0.68%          0.47%           0.52%             1.11%        1.13%



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

         In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of June 30, 2002, the ALL of $4,851,000, or 1.22% of total loans, was determined by us to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

         The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:


                                                                             At and For           At and For
                                                                           the Six Months       the Year Ended
Dollars in thousands                                                       Ended June 30,        December 31,
                                                                                2002                 2001
                                                                           ______________       ______________

Allowance for Loan Losses:
    Beginning balance                                                         $  4,557             $  1,843
    Adjustments                                                                                       2,436
    Charge-offs:
        Real estate - mortgage
        Commercial                                                                                       98
        Consumer and other                                                          27                   58
                                                                              ________             ________
            Total Charge-offs                                                       27                  156
                                                                              ________             ________
    Recoveries:
        Real estate - mortgage
        Commercial                                                                  16                  198
        Consumer and other                                                           5                   11
                                                                              ________             ________
            Total Recoveries                                                        21                  209
                                                                              ________             ________
Net Charge-offs  (Recoveries)                                                        6                  (53)
Provision charged to operating expense                                             300                  225
                                                                              ________             ________
Ending balance                                                                $  4,851             $  4,557
                                                                              ========             ========
Loans at end of period                                                        $398,781             $389,556
Average loans during period                                                   $391,066             $187,941
Ratios:
Allowance to loans at end of period                                               1.22%                1.17%
Net charge-offs (recoveries) to average loans during period                       0.00%               -0.03%
Net charge-offs (recoveries) to allowance at beginning of period                  0.13%               -2.88%




         We made a provision of $200,000 to the allowance for loan losses during the second quarter of 2002 as compared to a provision of $100,000 during the second quarter of 2001. For the six months ended June 30, 2002, we provided $300,000 to ALL as compared to $175,000 during the same period of 2000. The provisions in both periods were recorded due to growth in certain components of the loan portfolio and deteriorating economic conditions in our market areas.

DEPOSITS

         Deposits reached $521.1 million at June 30, 2002, an increase of 0.6% compared to December 31, 2001.

Our noninterest-bearing demand deposit accounts increased 8.0% to $168.5 million at June 30, 2002 compared to $155.9 at December 31, 2001.

MMDA, NOW and savings accounts were 48.2% of total deposits at June 30, 2002 as compared to 46.8% at December 31 2001. Time certificates of deposit totaled $101.6 million, or 19.5% of total deposits at June 30, 2002 compared to $119.5 million or 23.1% of total deposits at December 31, 2001.

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

INTEREST RATE RISK MANAGEMENT

Net Interest Income Simulation

         We utilize the results of a net interest income simulation model to quantify the estimated exposure to net interest income of changes in interest rates. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to interest rates. Income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

         The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our nonmaturity deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of June 30, 2002 the analysis indicates that our net interest income for the next 12 months would increase 6% if rates increased 200 basis points, and decrease by 9% if rates decreased 200 basis points.

         This analysis indicates the impact of the change in net interest income for a given set of rate changes and assumptions. It assumes no growth in the balance sheet and does not account for all the factors that impact this analysis including changes by us to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore loan prepayment rate estimates and spread relationships change regularly.

Interest rate changes create changes in actual loan prepayment rates that will differ from the estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in the portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

         The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

Gap Analysis

         In addition to the above analysis, we perform a gap analysis as part of the overall interest rate risk management process. Net interest income and the net interest margin are largely dependent on our ability to closely match interest-earning assets with interest-bearing liabilities. As interest rates change, we must constantly balance maturing and repricing liabilities with maturing and repricing assets. This process is called asset/liability management and is commonly measured by the maturity/repricing gap. The maturity/repricing gap is the dollar difference between maturing or repricing assets and maturing or repricing liabilities at different intervals of time.

         The following table sets forth the interest rate sensitivity of our interest-earning assets and interest-bearing liabilities as of June 30, 2002 using the interest rate sensitivity gap ratio. For the purposes of the following table, an asset or liability is considered rate sensitive within a specified period when it matures or can be repriced within that period pursuant to its original contractual terms:



June 30, 2002                                                       Over 90      After One      After
                                                     90 days        days to       Year to       Five
Dollars in thousands                                 or less       365 days     Five Years      Years        Total
                                                    _________      _________    __________    ________     ________

Earning Assets (Rate Sensitive):
   Interest-bearing deposits with other banks                      $      50                                     50
   Investment securities                            $   1,089          1,022    $   4,121     $148,903      155,135
   Loans, gross of allowance for possible losses
       and deferred loan fees                         245,572         17,808       92,586       42,815      398,781
                                                    _________      _________    _________     ________     ________
     Total                                            246,661         18,880       96,707      191,718      553,966
                                                    _________      _________    _________     ________     ________

Interest-Bearing Liabilities (Rate Sensitive):
   Interest-bearing demand deposits (NOW)              52,124                                                52,124
   Savings deposits                                    34,918                                                34,918
   Money market deposits                              164,018                                               164,018
   Time deposits, $100,000 or more                     47,448         11,982        1,595                    61,025
   Other time deposits                                 19,329         18,149        3,071                    40,549
   Other borrowings                                    24,500                       9,425                    33,925
   Trust preferred securities                                                                   13,479       13,479
                                                    _________      _________    _________     ________     ________
     Total                                          $ 342,337      $  30,131    $  14,091     $ 13,479     $400,038
                                                    _________      _________    _________     ________     ________
Period GAP                                          $ (95,676)     $ (11,251)   $  82,616     $178,239
                                                    =========      =========    =========     ========
Cumulative GAP                                      $ (95,676)     $(106,927)   $ (24,311)    $153,928
                                                    =========      =========    =========     ========
Interest Sensitivity GAP Ratio                         (38.79%)       (59.59%)      85.43%       92.97%
                                                    =========      =========    =========     ========
Cumulative Interest Sensitivity                        (38.79%)       (40.27%)      (6.71%)      27.79%
                                                    =========      =========    =========     ========




CAPITAL RESOURCES

         Our total shareholders' equity was $54.9 million as of June 30, 2002 compared to $54.6 million at December 31, 2001. During the six months ended June 30, 2002 we repurchased 326,000 shares of our common stock for $4.7 million.

         We declared cash dividends of $0.01 per share during the three months ended June 30, 2002 and $0.02 per share during the six months ended June 30, 2002.

         We declared a 5% stock dividend during the second quarter of 2002. All per share amounts have been restated to reflect the 5% stock dividend.

         The ratios of average equity to average assets for the periods indicated are set forth below.

                                   Six Months Ended            Six Months Ended
                                     June 30, 2002               June 30, 2001
                                   ________________            ________________

                                         8.71%                       7.40%

Risk Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of June 30, 2002, our total capital ratio was 10.7% and our Tier 1 capital ratio was 9.6%. In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%. As of June 30, 2002, our leverage ratio was 7.3%. It is our intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations: Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (a) Business Bancorp held its annual meeting of shareholders on May 23, 2002.

         (b) The following directors were elected at the annual meeting to serve for a one-year term:

                  D. William Bader
                  Neal T. Baker
                  Catherine H. Munson
                  Edward P. Tarrant

         The following directors were elected at the annual meeting to serve for a two-year term:

                  Patrick E. Phelan
                  Gary T. Ragghianti
                  John L. Riddell
                  John L. Stubblefield

         The following directors were elected at the annual meeting to serve for a three-year term:

                  John E. Duckworth
                  Charles O. Hall
                  Timothy J. Jorstad
                  Alan J. Lane
                  Arnold H. Stubblefield
                  Randall J. Verrue

         (c) At the annual meeting, shareholders voted on (1) the election of directors; (2) Business Bancorp's 2002 Stock Option Plan; and (3) the ratification of the selection of Vavrinek, Trine, Day & Company LLP as independent auditors for 2002. The shareholders approved the election of directors, the Business Bancorp 2002 Stock Option Plan and the ratification of the selection of Vavrinek, Trine, Day & Company LLP as independent auditors for 2002. The results of the voting were as follows:


                                                               Votes                               Broker
Matter                                           Votes For    Against    Withheld   Abstentions   Non-Votes
___________________________________________________________________________________________________________

Election of Directors:
     D. William Bader                            3,021,654     --        --         2,483         --
     Neil T. Baker                               3,023,345     --        --         --            --
     Catherine H. Munson                         3,023,345     --        --         --            --
     Edward P. Tarrant                           3,023,345     --        --         --            --
     Patrick E. Phelan                           3,023,345     --        --         --            --
     Gary T. Ragghianti                          3,023,345     --        --         --            --
     John L. Riddell                             3,023,345     --        --         --            --
     John L. Stubblefield                        3,023,345     --        --         --            --
     John E. Duckworth                           3,023,345     --        --         --            --
     Charles O. Hall                             3,023,345     --        --         --            --
     Timothy J. Jorstad                          3,023,345     --        --         --            --
     Alan J. Lane                                3,023,345     --        --         --            --
     Arnold H. Stubblefield                      3,023,345     --        --         --            --
     Randall J. Verrue                           3,023,345     --        --         --            --

Business Bancorp 2002 Stock Option Plan          1,602,069     43,083    --         37,875      1,341,110

Independent Auditors                             3,020,782      1,417    --          1,983        --



ITEM 5.  OTHER INFORMATION

         None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) Exhibits: The exhibit list required by this item is incorporated by reference to the Exhibit Index which precedes the exhibits to this report.

         (b) Reports on Form 8-K.

             None

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS BANCORP
(Registrant)

By:

/s/ PATRICK E. PHELAN
_____________________
    Patrick E. Phelan
    Executive Vice President, Chief Financial Officer

Date: August 13, 2002

                                  Exhibit Index


EXHIBIT           DESCRIPTION

 99.1 Certification of Registrant's Chief Executive Officer Pursuant To 18 U.S.C. Section 1350

 99.2 Certification of Registrant's Chief Financial Officer Pursuant To 18 U.S.C. Section 1350