Form 10QSB
period 2002-09-30
BUSINESS BANCORP /CA/
filed 2002-11-14
CIK 1123841

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

YES        X      NO
         _____       _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 11, 2002

CLASS
Common stock, no par value                                  3,909,052

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:


                        BUSINESS BANCORP AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

Dollars in thousands                                                       September 30,      December 31,
                                                                               2002               2001
                                                                           ______________     _____________
ASSETS                                                                      (Unaudited)
Cash and due from banks                                                    $      26,859      $     34,615
Interest-bearing deposits with banks                                                  50                50
Investment securities:
     Available for sale, at fair value                                           157,366           168,901
     Held to maturity, fair value of $1,029 in 2001                                    0             1,026
Federal Home Loan Bank and Federal Reserve Bank restricted stock at cost           2,510             3,113
Loans, net of unearned income                                                    392,540           388,447
    Less: Allowance for loan losses                                               (5,028)           (4,557)
                                                                           ______________     _____________
        Net Loans                                                                387,512           383,890
Property, premises and equipment, net                                             12,165             9,725
Accrued interest receivable                                                        3,800             2,886
Deferred tax asset                                                                                   1,126
Other real estate owned, net                                                       1,005                73
Goodwill and other intangible assets                                              22,083            21,675
Other assets                                                                       4,594             4,170
                                                                           ______________     _____________
            Total Assets                                                   $     617,944      $    631,250
                                                                           ==============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
        Noninterest-bearing                                                $     177,205      $    155,935
        MMDA, NOW and savings                                                    248,725           242,605
        Time certificates, $100,000 and over                                      58,282            76,635
        Other time certificates                                                   38,693            42,911
                                                                           ______________     _____________
             Total Deposits                                                      522,905           518,086
Borrowings                                                                        20,725            40,224
Accrued interest payable and other liabilities                                     3,926             4,888
                                                                           ______________     _____________
             Total Liabilities                                                   547,556           563,198

Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding soley junior
             subordinated debentures                                              13,471            13,495

Commitments and contingencies

SHAREHOLDERS' EQUITY
    Serial preferred stock, no par value: 20,000,000 shares authorized;
             none issued
    Common stock, no par value: 20,000,000 shares authorized; 3,909,052 and
        4,102,811 shares issued and outstanding at June 30, 2002 and
        December 31, 2001, respectively                                           35,940            35,141
    Accumulated other comprehensive income                                         2,867             1,027
    Retained earnings                                                             18,110            18,389
                                                                           ______________     _____________
        Total Shareholders' Equity                                                56,917            54,557
                                                                           ______________     _____________
            Total Liabilities and Shareholders' Equity                     $     617,944      $    631,250
                                                                           ==============     =============

See notes to consolidated financial statements



                        BUSINESS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             Three Months Ended                      Nine Months Ended
Dollars in thousands, except per share amounts                  September 30,                          September 30,
                                                     ____________________________________   _____________________________________
                                                           2002               2001                2002               2001
INTEREST INCOME                                        (Unaudited)                            (Unaudited)
Interest and fees on loans                           $          7,688   $          4,383    $         23,109   $         13,888
Interest on investment securities:
     Taxable                                                    1,739              1,344               4,972              3,897
     Tax-exempt                                                   269                294                 812                878
Other interest income                                              19                 58                  38                179
                                                     _________________  _________________   _________________  _________________
          Total interest income                                 9,715              6,079              28,931             18,842
INTEREST EXPENSE
Interest on deposits                                            1,395              1,585               4,522              4,959
Interest on other borrowings                                      153                265                 554                860
Interest on trust preferred securities                            346                271               1,026                818
                                                     _________________  _________________   _________________  _________________
          Total interest expense                                1,894              2,121               6,102              6,637
                                                     _________________  _________________   _________________  _________________
          Net interest income                                   7,821              3,958              22,829             12,205
Provision for loan losses                                         300                 25                 600                200
                                                     _________________  _________________   _________________  _________________
          Net interest income after provision
               for loan losses                                  7,521              3,933              22,229             12,005
NON-INTEREST INCOME
Service fees on deposit accounts                                  806                620               2,393              1,815
Gain on sale of investments, net                                   41                443                  41                652
Gain on sale of SBA loans                                          96                                    144
Gain on sale of other real estate owned                             0                                                        41
Other income                                                      252                136                 767                442
                                                     _________________  _________________   _________________  _________________
          Total                                                 1,195              1,199               3,345              2,950
OPERATING EXPENSES
Salaries and employee benefits                                  2,994              2,060               9,418              6,205
Occupancy and equipment                                         1,035                582               3,059              1,526
Data processing                                                   384                331               1,250                913
Legal and other professional fees                                 403                 53               1,128                230
Telephone, postage and supplies                                   319                227                 926                684
Marketing and promotion                                            78                123                 295                339
Amortization of intangibles                                        85                165                 256                492
FDIC insurance and regulatory assessments                          40                 29                 111                 84
Other expenses                                                    826                578               2,570              1,564
                                                     _________________  _________________   _________________  _________________
          Total operating expenses                              6,164              4,148              19,013             12,037
                                                     _________________  _________________   _________________  _________________
Income before provision for income taxes                        2,552                984               6,561              2,918
Provision for income taxes                                        977                353               2,478              1,046
                                                     _________________  _________________   _________________  _________________
          Net income                                 $          1,575   $            631    $          4,083   $          1,872
                                                     =================  =================   =================  =================

Net income per share - basic                         $           0.40   $           0.30    $           1.04   $           0.88
                                                     =================  =================   =================  =================
Net income per share - diluted                       $           0.38   $           0.28    $           0.99   $           0.85
                                                     =================  =================   =================  =================
Cash dividends per share of common stock             $           0.01   $           0.01    $           0.03   $           0.01
                                                     =================  =================   =================  =================

See notes to consolidated financial statements.


                        BUSINESS BANCORP AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three Months Ended           Nine Months Ended
Dollars in thousands                                                              September 30,               September 30,
                                                                             ________________________    _________________________
                                                                                2002         2001           2002          2001
                                                                                   (Unaudited)                 (Unaudited)

Net income                                                                   $    1,575   $      631        $ 4,083    $    1,872
Other comprehensive income:
   Unrealized net gains on securities:
        Unrealized net holding gains arising during period
           (net of taxes of $342 and $251 for the three months ended
           September 30, 2002 and 2001, and $1,132 and $686 for the nine
           months ended September 30, 2002 and 2001, respectively)                  552          448          1,866         1,228
        Reclassification adjustment for net gains included in net income
           (net of taxes of $15 and $159 for the three months ended
           September 30, 2002 and 2001, and $15 and $234
           for the nine months ended September 30, 2002 and 2001,
           respectively)                                                            (26)        (284)           (26)         (418)
                                                                             ___________  ___________    ___________   ___________
         Other comprehensive income                                                 526          164          1,840           810
                                                                             ___________  ___________    ___________   ___________
               Comprehensive income                                          $    2,101   $      795     $    5,923    $    2,682
                                                                             ===========  ===========    ===========   ===========

See notes to consolidated financial statements.


                        BUSINESS BANCORP AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine Months
Dollars in thousands                                                                  Ended September 30,
                                                                              _____________________________________
                                                                                    2002                2001
Cash flows - operating activities                                                         (Unaudited)
Net income                                                                    $          4,083     $         1,872
Reconcilement of net income to net cash from operations:
     Provision for loan losses                                                             600                 200
     Depreciation and amortization                                                       1,201                 990
     Net amortization/accretion of premiums/discounts on
          investment securities                                                          2,190               1,161
     Deferred income taxes                                                                (161)                448
     (Gain) loss on sale of investment securities, net                                     (41)               (652)
     (Gain) loss on sale of other real estate owned                                                            (41)
     Gain on sale of loans                                                                (144)
     Changes in:
        Accrued interest receivable and other assets                                    (1,338)               (491)
        Accrued interest payable and other liabilities                                    (711)               (405)
        Deferred loans fees and discounts, net                                            (109)               (164)
                                                                              _________________    ________________
Operating cash flows, net                                                                5,570               2,918

Cash flows - investing activities
Interest-bearing deposits with banks, net                                                                    2,819
Available for sale securities:
      Maturities                                                                        23,179                   0
      Principal reduction of mortgage-backed securities                                 39,859              20,488
      Purchases                                                                        (52,214)            (82,384)
      Sales                                                                              1,049              26,236
Held to maturity securities:
      Maturities                                                                         1,000
Federal Home Loan Bank and Federal Reserve Bank stock, net                                 603                (245)
Loans, net                                                                              (7,476)            (14,264)
Proceeds from sale of other real estate owned                                                                  192
Proceeds from sale of loans                                                              2,458
Purchase of property, premises and equipment                                            (3,425)             (1,149)
                                                                              _________________    ________________
Investing cash flows, net                                                                5,033             (48,307)

Cash flows - financing activities
Net change in deposits                                                                   4,954              31,071
Net change in other borrowings                                                         (19,499)             19,700
Proceeds from the exercise of stock options                                              1,158                  40
Cash dividends                                                                            (120)                (20)
Repurchases of common stock                                                             (4,852)                  0
                                                                              _________________    ________________
Financing cash flows, net                                                              (18,359)             50,791
                                                                              _________________    ________________

Net change in cash and cash equivalents                                                 (7,756)              5,402

Cash and cash equivalents at beginning of period                                        34,615              16,921
                                                                              _________________    ________________

Cash and cash equivalents at end of period                                    $         26,859              22,323
                                                                              =================    ================

Cash flows - supplemental disclosures
   Interest on deposits and other borrowings                                  $           7,204    $          6,975
   Income taxes                                                               $           1,745    $            930

Non-cash transactions:
   Stock dividends paid on common stock                                       $           2,695    $
   Additions to other real estate owned                                       $             932


See notes to consolidated financial statements.

                        BUSINESS BANCORP AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business Bancorp ("BB", on a parent-only basis, and "we" or "our" on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the "Bank"). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours. The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2001. The interim condensed consolidated financial statements contained herein are not audited. However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made. The results of operations for the nine months ended September 30, 2002 should not be considered indicative of operating results to be expected for the year ending December 31, 2002. Certain prior year and prior quarter amounts have been reclassified to conform to current classifications. Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

NOTE 3 - GOODWILL AND OTHER INTANGIBLE ASSETS

     We adopted SFAS No. 142 on January 1, 2002. Upon adoption of SFAS No. 142, goodwill will no longer be amortized. Had goodwill not been amortized for the quarter ended September 30, 2001, the nine months ended September 30, 2001, or the year ended December 31, 2001, net income would have increased by $84,000, $253,000 and $336,000, or $0.04, $0.12, and $0.15 per share, respectively.

NOTE 4 - BORROWINGS

     The following table presents our borrowings in detail for the periods indicated:

                                             SEPTEMBER 30,     DECEMBER 31,
(DOLLARS IN THOUSANDS)                          2002              2001
                                         ___________________________________
Short term borrowings:
     FHLB advances                          $       14,500    $      30,199
     Other short term notes payable                                     600
                                         ___________________________________
          Total short term borrowings               14,500           30,799
                                         ___________________________________

Long term borrowings
     FHLB advances                                   6,225            9,425
                                         ___________________________________
          Total long term borrowings                 6,225            9,425
                                         ___________________________________
Total borrowings                            $       20,725    $      40,224
                                         ===================================

     Pursuant to collateral agreements with the Federal Home Loan Bank (the "FHLB"), advances are secured by all the capital stock in the FHLB and certain investment securities. Four advances totaling $20,725,000 were outstanding from the FHLB at September 30, 2002. One advance for $11,300,000 bears an interest rate of 1.95% and matures October 1, 2002; one advance for $3,200,000 bears an interest rate of 5.08% and matures January 8, 2002; one advance for $2,625,000 bears an interest rate of 5.76% and matures December 22, 2003; and one advance for $3,600,000 bears an interest rate of 5.37% and matures January 12, 2004.

NOTE 5 - EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                                     THREE MONTHS ENDED SEPTEMBER 30,
                                      _________________________________________________________________________________________
Dollars in thousands except                              2002                                          2001
    per share amounts                 ____________________________________________  ___________________________________________
                                         Income           Shares       Per Share       Income           Shares      Per Share
                                       (numerator)     (denominator)     Amount      (numerator)    (denominator)     Amount
                                      ______________   ______________  ___________  ______________  _______________ ___________

Net Income as Reported                  $     1,575                                   $       631
                                      ______________   ______________               ______________  _______________ ___________
    Used in Basic EPS                         1,575        3,903,602     $   0.40             631        2,128,835    $   0.30
Dilutive Effect of Outstanding
    Stock Options                                            208,953                                        91,090
                                      ______________   ______________               ______________  _______________ ___________
    Used in Dilutive EPS                $     1,575        4,112,555     $   0.38     $       631        2,219,925    $   0.28
                                      ==============   ==============               ==============  ===============

                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                      _________________________________________________________________________________________
Dollars in thousands except                              2002                                          2001
    per share amounts                 ____________________________________________  ___________________________________________
                                         Income           Shares       Per Share       Income           Shares      Per Share
                                       (numerator)     (denominator)     Amount      (numerator)    (denominator)     Amount
                                      ______________   ______________  ___________  ______________  _______________ ___________
Net Income as Reported                  $     4,083                                   $     1,872
                                      ______________   ______________               ______________  _______________ ___________
    Used in Basic EPS                         4,083        3,943,246     $   1.04           1,872        2,128,420    $   0.88
Dilutive Effect of Outstanding
    Stock Options                                            192,539                                        61,960
                                      ______________   ______________               ______________  _______________ ___________
    Used in Dilutive EPS                $     4,083        4,135,785     $   0.99     $     1,872        2,190,380    $   0.85
                                      ==============   ==============               ==============  ===============


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

OVERVIEW

     Business Bancorp ("BB", on a parent-only basis, and "we" or "our" on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the "Bank"). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.

     We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San

Francisco Bay Area and Southern California's Inland Empire with fifteen branch offices located in Corona, Hayward, Hemet, Hesperia, Ontario, Petaluma, Phelan, Redlands, Riverside, San Bernardino, San Francisco, San Rafael, South San Francisco and Upland.

     At September 30, 2002, we had total assets of $617.9 million, total loans, net, of $387.5 million and total deposits of $522.9 million.

FORWARD-LOOKING STATEMENTS

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

RESULTS OF OPERATIONS

     The following table summarizes our income, income per share and key financial ratios for the periods indicated:


                                                         Net Income                                 Net Income
                                           _______________________________________    _____________________________________
Dollars in thousands,                         Three months ended September 30,          Nine months ended September 30,
  except per share amounts                       2002                2001                   2002                2001
                                           _________________  ____________________    _________________   _________________
Income                                           $    1,575             $     631           $    4,083          $    1,872
Income per share:
      Basic                                      $     0.40             $    0.30           $     1.04          $     0.88
      Diluted                                    $     0.38             $    0.28           $     0.99          $     0.85
Return on average assets                              1.01%                 0.72%                0.88%               0.74%
Return on average shareholders' equity               11.17%                 9.69%                9.98%              10.05%
Dividend payout ratio                                 2.63%                 3.57%                3.03%               1.18%


Third Quarter

     Our net income for the third quarter of 2002 increased 150.0% to $1,575,000, or $0.38 per diluted share, compared to net income of $631,000, or $0.28 per diluted share, for the third quarter of 2001. Based on our net income for the third quarter of 2002, our return on average shareholders' equity was 11.17% and our return on average assets was 1.01%. During the third quarter of 2001, our net income resulted in a return on average shareholders' equity of 9.69% and a return on average assets of 0.72%.

     The 150.0% increase in net income during the third quarter of 2002 as compared to the third quarter of 2001 was the result of the increase in income provided by the merger with MCB Financial Corporation on December 31, 2001. The 35.7% increase in diluted earnings per share during the third quarter of 2002 as compared to the third quarter of 2001 was the result of the increase in income provided by the merger with MCB Financial Corporation partially offset by merger-related charges and the increase in average shares outstanding due to the issuance of shares to former shareholders of MCB Financial Corporation.

Year to Date

     Our net income for the nine months of 2002 increased 118.1% to $4,083,000, or $0.99 per diluted share, compared to net income of $1,872,000, or $0.85 per diluted share, for the nine months of 2001. Based on our net income for the first nine months of 2002, our return on average shareholders' equity was 9.98% and our return on average assets was 0.88%. During the first nine months of 2001, our net income resulted in a return on average shareholders' equity of 10.05% and a return on average assets of 0.74%.

     The 118.1% increase in net income during the first nine months of 2002 as compared to the first nine months of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation on December 31, 2001. The 16.5% increase in diluted earnings per share during the first nine months of 2002 as compared to the first nine months of 2001 was the result of an increase in income provided by the merger with MCB Financial Corporation partially offset by merger-related charges and the increase in average shares outstanding due to the issuance of shares to former shareholders of MCB Financial Corporation.

Net Interest Income - Quarterly

     Net interest income increased 2.1% to $7.8 million for the third quarter of 2002 from $7.7 million for the second quarter of 2002. This was primarily due to the $8.4 million, or 2.1%, decrease in average interest-bearing liabilities and a 5 basis point increase in our net yield on interest-earning assets.

     Net interest income increased 97.6% to $7.8 million for the third quarter of 2002 from $4.0 million for the third quarter of 2001. This was primarily due to the $239.0 million, or 76.2%, increase in average interest-earning assets. This increase in average interest-earning assets was primarily due to the merger with MCB Financial Corporation on December 31, 2001.

     The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.


                                          FOR THE THREE MONTHS ENDED    FOR THE THREE MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                        _____________________________  ____________________________  ____________________________
                                             SEPTEMBER 30, 2002               JUNE 30, 2002                SEPTEMBER 30, 2001
                                        _____________________________  ____________________________  ____________________________
Dollars in thousands                    AVERAGE                        AVERAGE                       AVERAGE
                                        BALANCE    INTEREST   RATE     BALANCE    INTEREST  RATE     BALANCE    INTEREST   RATE
                                        _________  _______  _________  _________  _______  ________  _________  _______   _______
ASSETS
Federal funds sold                    $    3,923 $     16      1.62% $    1,331 $      5     1.51% $    4,539 $     40     3.50%
Interest earning deposits                    379        2      2.09%      1,434        4     1.12%        885       18     8.07%
Investment securities:
    Taxable                              134,038    1,740      5.15%    136,622    1,645     4.83%     98,814    1,344     5.40%
    Tax-exempt (3)                        21,627      270      6.75%     21,220      272     7.01%     23,152      294     6.87%
Loans, net (1)                           392,766    7,688      7.77%    392,040    7,741     7.92%    186,337    4,383     9.33%
                                        _________  _______  _________  _________  _______  ________  _________  _______   _______
    Total Earning Assets                 552,733    9,716      7.04%    552,647    9,667     7.09%    313,727    6,079     7.82%
    Total Non-earning Assets              66,380                         68,144                        35,519
                                        _________                      _________                     _________
        Total Assets                  $  619,113                     $  620,791                    $  349,246
                                        =========                      =========                     =========

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings                 $  259,737 $    871      1.33% $  256,680 $    906     1.42% $  108,528 $    697     2.55%
Time certificates, $100,000 or more       59,601      289      1.92%     65,593      325     1.99%     45,960      497     4.29%
Other time certificates                   39,509      235      2.36%     41,849      271     2.60%     34,456      391     4.50%
                                        _________  _______  _________  _________  _______  ________  _________  _______   _______
    Total Interest-bearing Deposits      358,847    1,395      1.54%    364,122    1,502     1.65%    188,944    1,585     3.33%
Other borrowings                          13,828      153      4.39%     16,897      160     3.80%     21,360      265     4.92%
Trust preferred securities                13,475      346     10.19%     13,483      342    10.17%     10,000      271    10.75%
                                        _________  _______  _________  _________  _______  ________  _________  _______   _______
    Total Interest-bearing Liabilities   386,150    1,895      1.95%    394,502    2,004     2.04%    220,304    2,121     3.82%
Non-interest bearing demand deposits     172,353                        169,221                       100,586
Other non-interest bearing liabilities     4,661                          3,667                         2,519
Shareholders' equity                      55,949                         53,401                        25,837
                                        _________                      _________                     _________
    Total liabilities and
        shareholders' Equity          $  619,113                     $  620,791                    $  349,246
                                        =========  _______             =========  _______            =========  _______
Net interest income                              $  7,821                       $  7,663                      $  3,958
                                                   =======                        =======                       =======
Interest rate spread                                           5.10%                         5.05%                         4.00%
Contribution of interest free funds                            0.59%                         0.58%                         1.14%
                                                            _________                      ________                       _______
Net yield on interest-earning assets (2)                       5.68%                         5.63%                         5.14%
                                                            =========                      ========                       =======

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


                                              THREE MONTHS ENDED SEPTEMBER 30, 2002         THREE MONTHS ENDED SEPTEMBER 30, 2002
                                                           COMPARED TO                                  COMPARED TO
                                                 THREE MONTHS ENDED JUNE 30, 2002           THREE MONTHS ENDED SEPTEMBER 30, 2001
Dollars in thousands                                 FAVORABLE / (UNFAVORABLE)                     FAVORABLE / (UNFAVORABLE)
                                            _________________________________________  ___________________________________________
                                               VOLUME       RATE (1)      TOTAL           VOLUME       RATE (1)        TOTAL
                                            _________________________________________  ___________________________________________
INTEREST INCOME:
    Federal funds sold                         $       10     $      1     $      11      $      (5)     $     (19)     $     (24)
    Interest earning deposits                          (3)           1            (2)            (10)           (6)           (16)
    Investment securities:
        Taxable                                       (31)         126            95             479           (83)           396
        Tax-exempt                                      5           (7)           (2)            (19)           (5)           (24)
    Loans, net                                         14          (67)          (53)          4,856        (1,551)         3,305
                                            _________________________________________  ___________________________________________
        TOTAL INTEREST INCOME                          (5)          54            49           5,301        (1,664)         3,637
                                            _________________________________________  ___________________________________________
INTEREST EXPENSE:
    MMDA, NOW and savings                             (11)          46            35            (971)          797           (174)
    Time certificates, $100,000 or more                30            6            36            (148)          356            208
    Other time certificates                            15           21            36             (57)          213            156
    Other borrowings                                   29          (22)            7              93            19            112
    Trust preferred securities                          0           (4)           (4)            (94)           19            (75)
                                            _________________________________________  ___________________________________________
        TOTAL INTEREST EXPENSE                         63           47           110          (1,177)        1,404            227
                                            _________________________________________  ___________________________________________
CHANGE IN NET INTEREST INCOME                  $       58     $    101     $     159      $    4,124     $    (260)     $   3,864
                                            =========================================  ===========================================

(1)      The rate/volume variance has been included in the rate variance.


THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED JUNE 30, 2002

     Interest income in the third quarter ended September 30, 2002 was $9.7 million, unchanged from the quarter ended June 30, 2002. Average interest-earning assets increased slightly to $552.7 million in the three months ended September 30, 2002 compared to $552.6 in the three months ended June 30, 2002. The yield earned on average interest-earning assets declined slightly to 7.04% in the three months ended September 30, 2002 compared to 7.09% in the three months ended June 30, 2002. Loan represented approximately 71.1% of total interest-earning assets in the third quarter of 2002 compared to 70.9% for the second quarter of 2002.

     Interest expense in the third quarter of 2002 decreased to $1.9 million from $2.0 million for the second quarter of 2002. Lower interest rates paid on interest-bearing deposits and a decrease in average interest-bearing liabilities contributed to the decrease in interest expense. The interest rates paid on interest-bearing deposits fell by 11 basis points from 1.65% during the second quarter of 2002 to 1.54% during the third quarter of 2003. Average interest-bearing liabilities decreased 2.1% to $386.2 million in the third quarter of 2002 from $394.5 million in the second quarter of 2002.

     As a result of the foregoing analyses, our net yield on interest-earning assets increased in the third quarter of 2002 to 5.68% from 5.63% in the the second quarter of 2002.

THE QUARTER ENDED SEPTEMBER 30, 2002 COMPARED TO THE QUARTER ENDED SEPTEMBER 30, 2001

     Interest income in the third quarter ended September 30, 2002 increased to $9.7 million from $6.1 million in the quarter ended September 30, 2001. This was primarily due to the increase in average loans partially offset by a 156 basis point decline in the yield earned on average loans. Average loans increased $206.4 million, or 110.8%, to $392.8 million for the three months ended September 30, 2002 from $186.3 million in the three months ended September 30, 2001. The increase in average loans was primarily due to the merger with MCB Financial Corporation on December 31, 2001. The yield earned on average loans decreased to 7.77% during the quarter ended September 30, 2002 from 9.33% during the same period of 2001. We lowered our prime rate by 125 basis points from 6.0% at September 30, 2001 to 4.75% at September 30, 2002 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Loans represented approximately 71.1% of total interest-earning assets in the third quarter of 2002 compared to 59.4% for the third quarter of 2001.

     Interest expense in the third quarter of 2002 decreased to $1.9 million from $2.1 million for the third quarter of 2001. An increase in interest-bearing liabilities was offset by lower interest rates paid on those liabilities. Average interest-bearing liabilities increased 75.3% to $386.2 million in the third quarter of 2002 from $220.3 million in the third quarter of 2001. The increase in average interest-bearing liabilities was due primarily to the merger with MCB Financial Corporation on December 31, 2001. Interest rates paid on average interest-bearing liabilities decreased to 1.95% during the third quarter of 2002 from 3.82% during the same period of 2001. This decrease was due to the overall declining market rate environment during the last twelve months.

     As a result of the foregoing analyses, our net yield on interest-earning assets increased in the third quarter of 2002 to 5.68% from 5.14% in the the third quarter of 2001.


NET INTEREST INCOME - YEAR TO DATE

     Net interest income increased 87.0% to $22.8 million for the nine months ended September 30, 2002 from $12.2 million for the same period in 2001. This was primarily due to the 83.5% increase in average earning assets.

     The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.



                                           FOR THE NINE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                          ______________________________  _____________________________
                                              SEPTEMBER 30, 2002              SEPTEMBER 30, 2001
                                          ______________________________  _____________________________
Dollars in thousands                      AVERAGE                        AVERAGE
                                          BALANCE   INTEREST    RATE     BALANCE     INTEREST  RATE
                                          ________  ________  _________  _________   _______  ________
ASSETS
Federal funds sold                      $   2,542 $      31      1.63% $    2,807  $     95     4.52%
Interest earning deposits                     849         7      1.10%      1,661        84     6.76%
Investment securities
    Taxable                               136,890     4,972      4.86%     88,733     3,897     5.87%
    Tax-exempt (3)                         21,440       812      5.06%     23,034       878     5.10%
Loans, net (1)                            391,639    23,109      7.89%    185,382    13,888    10.02%
                                          ________  ________  _________  _________   _______  ________
    Total Earning Assets                  553,360    28,931      7.06%    301,617    18,842     8.49%
    Total Non-earning Assets               66,919                          37,668
                                          ________                       _________
        Total Assets                    $ 620,279                      $  339,285
                                          ========                       =========

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings                   $ 254,222 $   2,645      1.39% $  104,576  $  2,045     2.61%
Time certificates, $100,000 or more        65,850     1,048      2.13%     44,284     1,658     5.01%
Other time certificates                    41,268       829      2.69%     33,559     1,256     5.00%
                                          ________  ________  _________  _________   _______  ________
    Total Interest-bearing Deposits       361,340     4,522      1.67%    182,419     4,959     3.63%
Other borrowings                           19,476       554      3.80%     21,774       860     5.28%
Trust preferred securities                 13,483     1,026     10.17%     10,000       818    10.94%
                                          ________  ________  _________  _________   _______  ________
    Total Interest-bearing Liabilities    394,299     6,102      2.07%    214,193     6,637     4.14%
Non-interest bearing demand deposits      167,057                          97,333
Other non-interest bearing liabilities      4,231                           2,865
Shareholders' equity                       54,692                          24,894
    Total Liabilities and
        Shareholders' Equity              620,279                         339,285
                                          ========  ________             =========   _______
Net Interest Income                               $  22,829                        $ 12,205
                                                    ========                         =======
Interest rate spread                                             4.99%                          4.35%
Contribution of interest free funds                              0.59%                          1.20%
                                                              _________                       ________
Net yield on interest-earning assets (2)                         5.59%                          5.55%
                                                              =========                       ========

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


                                                   NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                               COMPARED TO
                                                   NINE MONTHS ENDED SEPTEMBER 30, 2001
Dollars in thousands                                    FAVORABLE / (UNFAVORABLE)
                                                ___________________________________________
                                                    VOLUME      RATE (1)       TOTAL
                                                ___________________________________________
INTEREST INCOME:
    Federal funds sold                             $        (9)  $    (55)        $    (64)
    Interest earning deposits                              (41)       (36)             (77)
    Investment securities:                                   0          0
        Taxable                                          2,115     (1,040)           1,075
        Tax-exempt                                         (61)        (5)             (66)
Loans, net  (1)                                         15,452     (6,231)           9,221
                                                ___________________________________________
        TOTAL INTEREST INCOME                           17,456     (7,367)          10,089
                                                ___________________________________________
INTEREST EXPENSE:
    MMDA, NOW and savings                               (2,926)     2,326             (600)
    Time certificates, $100,000 or more                   (807)     1,417              610
    Other time certificates                               (289)       716              427
    Other borrowings                                        91        215              306
    Trust preferred securities                            (285)        77             (208)
                                                ___________________________________________
        TOTAL INTEREST EXPENSE                          (4,216)     4,751              535
                                                ___________________________________________
CHANGE IN NET INTEREST INCOME                      $    13,240   $ (2,616)        $ 10,624
                                                ===========================================

(1)  The rate/volume variance has been included in the rate variance.


THE NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

     Interest income for the nine months ended September 30, 2002 increased to $28.9 million from $18.8 million for the nine months ended September 30, 2001. This was primarily due to the increase in average loans partially offset by a 143 basis point decline in the yield earned on average interest-earning assets. Average loans increased $206.3 million, or 111.3%, to $391.6 million for the nine months ended September 30, 2002, compared to $185.4 million for the same period for 2001. The increase in average loans was primarily due to the merger with MCB Financial Corporation on December 31, 2001. The yield earned on average interest-earning assets decreased to 7.06% for the nine months ended September 30, 2002 from 8.49% for the same period of 2001 primarily due to the decrease in the average yield on loans. We lowered our prime rate by 125 basis points from 6.0% at September 30, 2001 to 4.75% at September 30, 2002 in response to the Federal Open Market Committee's decision to lower the target level for the federal funds rate by the same magnitude. Loans represented approximately 70.8% of total interest-earning assets for the first nine months of 2002 compared to 61.5% for the same period in 2001.

     Interest expense for the first nine months of 2002 decreased to $6.1 million from $6.6 million for the same period of 2001. Lower interest rates paid on interest-bearing liabilities were offset by the volume increase in interest-bearing liabilities. The interest rates paid on interest-bearing liabilities decreased by 207 basis points during the nine months ended September 30, 2002 to 2.07% compared to 4.14% during the same period of 2001. This decrease was due to the overall declining market rate environment. Average interest-bearing liabilities increased 84.1% to $394.3 million for the first nine months of 2002 from $214.2 million for the same period for 2001. The increase was due primarily to the merger with MCB Financial Corporation on December 31, 2001.

     As a result of the foregoing analyses, our net yield on interest-earning assets increased for the first nine months of 2002 to 5.59% from 5.55% for the same period of 2001.

NONINTEREST INCOME

     The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:



Dollars in thousands                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                      ______________________________________   ___________________________________
COMPONENTS OF NONINTEREST INCOME                            2002                2001                2002               2001
___________________________________________________   _________________  ___________________   ________________  _________________
Service fees on deposit accounts                         $         806        $         620       $      2,393       $      1,815
Gain on sale of investments, net                                    41                  443                 41                652
Gain on sale of SBA loans                                           96                                     144
Gain on sale of other real estate owned                                                   -                                    41
Other income                                                       252                  136                767                442
                                                      _________________  ___________________   ________________  _________________
    Total                                                $       1,195        $       1,199       $      3,345       $      2,950
                                                      =================  ===================   ================  =================

AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
___________________________________________________
Service fees on deposit accounts                                 0.52%                0.70%              0.52%              0.72%
Gain on sale of investments, net                                 0.03%                0.50%              0.01%              0.26%
Gain on sale of SBA loans                                        0.06%                                   0.03%
Gain on sale of other real estate owned                                               0.00%                                 0.02%
Other income                                                     0.16%                0.15%              0.17%              0.17%
                                                      _________________  ___________________   ________________  _________________
    Total                                                        0.77%                1.36%              0.72%              1.16%
                                                      =================  ===================   ================  =================

     Our noninterest income remained at $1.2 million in the third quarter of 2002, compared to the same period of 2001. For the nine months ended September 30, 2002, our noninterest income increased to $3.3 million as compared to $3.0 million for the same period last year.

     Increases in service fees on deposit accounts, gains on sales of SBA loans and other income were offset by the decrease in gains on sales of investments during the third quarter of 2002 compared to the third quarter of 2001.

     Increases in service fees on deposit accounts, gains on sales of SBA loans and other income were partially offset by decreases in gains on sales of investments and gains on sales of other real estate owned during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.


OPERATING EXPENSES

     The following table summarizes our operating expenses and the associated ratios to average assets for the periods indicated:


                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
Dollars in thousands                                          SEPTEMBER 30,                       SEPTEMBER 30,
                                                      _______________________________     _______________________________
COMPONENTS OF OPERATING EXPENSE                           2002             2001               2002             2001
___________________________________________________   ______________   ______________     ______________   ______________
Salaries and employee benefits                       $        2,994   $        2,060     $        9,418   $        6,205
Occupancy and equipment                                       1,035              582              3,059            1,526
Data processing                                                 384              331              1,250              913
Legal and other professional fees                               403               53              1,128              230
Telephone, postage and supplies                                 319              227                926              684
Marketing and promotion                                          78              123                295              339
Amortization of intangibles                                      85              165                256              492
FDIC insurance and regulatory assessments                        40               29                111               84
Other expenses                                                  826              578              2,570            1,564
                                                      ______________   ______________     ______________   ______________
    Total Noninterest Expense                        $        6,164   $        4,148     $       19,013   $       12,037
                                                      ==============   ==============     ==============   ==============
Average full-time equivalent staff                              216              168                222              163

AS A PERCENTAGE OF AVERAGE ASSETS (ANNUALIZED)
___________________________________________________
Salaries and employee benefits                                1.92%            2.34%              2.03%            2.45%
Occupancy and equipment                                       0.66%            0.66%              0.66%            0.60%
Data processing                                               0.25%            0.38%              0.27%            0.36%
Legal and other professional fees                             0.26%            0.06%              0.24%            0.09%
Telephone, postage and supplies                               0.20%            0.26%              0.20%            0.27%
Marketing and promotion                                       0.05%            0.14%              0.06%            0.13%
Amortization of intangibles                                   0.05%            0.19%              0.06%            0.19%
FDIC insurance and regulatory assessments                     0.03%            0.03%              0.02%            0.03%
Other expenses                                                0.53%            0.66%              0.55%            0.62%
                                                      ______________   ______________     ______________   ______________
    Total                                                     3.95%            4.71%              4.10%            4.74%
                                                      ==============   ==============     ==============   ==============

     Our operating expenses increased by $2.0 million, or 48.6%, in the third quarter of 2002 compared to the same period of 2001. For the nine months ended September 30, 2002, our operating expenses increased by $7.0 million, or 58.0%, during the nine months ended September 30, 2002 compared to the same period of 2001. The increases in both periods were primarily due to the merger with MCB Financial Corporation on December 31, 2001.

     We recorded $147,000 and $657,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort during the three months ended and nine months ended September 30, 2002, respectively. These costs are included in the legal and other professional fees category.

INCOME TAXES

     Our effective tax rate was 38.3% for the quarter ended September 30, 2002 compared to 35.9% for the same period of the prior year. Our effective tax rate was 37.8% for the nine months ended September 30, 2002 compared to 35.8% for the same period of the prior year.


FINANCIAL CONDITION

     Our total assets decreased by $13.3 million, or 2.1%, from $631.3 million at the end of 2001 to $617.9 million at September 30, 2002. The decrease in total assets was due primarily to the repayment of borrowings during the first nine months of 2002. Borrowings decreased to $20.7 million at September 30, 2002 from $40.2 million at December 31, 2001.

INVESTMENTS

     The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated:


                                                 GROSS          GROSS       ESTIMATED
Dollars in thousands              AMORTIZED    UNREALIZED     UNREALIZED      FAIR          CARRYING
SEPTEMBER 30, 2002:                 COST          GAINS         LOSSES        VALUE           VALUE
______________________________________________________________________________________________________

Available for sale:
    U.S. Treasury securities      $    3,053    $     23       $           $    3,076       $   3,076
    U.S. government agencies           1,045          27                        1,072           1,072
    Mortgage backed securities       126,054       2,725         (328)        128,451         128,451
    Municipal securities              20,310       2,189                       22,499          22,499
    Other securities                   2,031         237                        2,268           2,268
                                  __________    ________       ________    __________       _________
Total Available for Sale          $  152,493    $  5,201       $ (328)     $  157,366       $ 157,366
                                  ==========    ========       ========    ==========       =========

                                                 GROSS          GROSS       ESTIMATED
Dollars in thousands              AMORTIZED    UNREALIZED     UNREALIZED      FAIR          CARRYING
DECEMBER 31, 2001                   COST          GAINS         LOSSES        VALUE           VALUE
______________________________________________________________________________________________________
Available for sale:
    U.S. Treasury securities      $   26,155    $              $           $   26,155       $  26,155
    U.S. government agencies           1,064                                    1,064           1,064
    Mortgage backed securities       117,371    $  1,552       $  (326)       118,597         118,597
    Municipal securities              20,534         599          (103)        21,030          21,030
    Other securities                   2,032          39           (16)         2,055           2,055
                                  __________    ________       ________    __________       _________
Total Available for Sale          $ 167,156     $  2,190       $  (445)    $  168,901       $ 168,901
                                  ==========    ========       ========    ==========       =========
Held to Maturity:
    U.S. Treasury securities      $   1,026     $      3       $           $    1,029       $   1,026
                                  __________    ________       ________    __________       _________
Total Held to Maturity              $ 1,026     $      3       $           $    1,029       $   1,026
                                  ==========    ========       ========    ==========       =========


                                                 GROSS          GROSS       ESTIMATED
Dollars in thousands              AMORTIZED    UNREALIZED     UNREALIZED      FAIR          CARRYING
SEPTEMBER 30, 2001                  COST          GAINS         LOSSES        VALUE           VALUE
______________________________________________________________________________________________________
Available for sale:
    Mortgage backed securities    $   98,774    $  1,673       $   (38)       100,409         100,409
    Municipal securities              22,055       1,367                       23,422          23,422
    Other securities                  2,034         120                         2,154           2,154
                                  __________    ________       ________    __________       _________
Total Available for Sale          $ 122,863     $ 3,160        $   (38)    $  125,985       $ 125,985
                                  ==========    ========       ========    ==========       =========
Held to Maturity:
    U.S. Treasury securities      $   1,517     $              $    (1)    $    1,516       $   1,517
                                  __________    ________       ________    __________       _________
Total Held to Maturity              $ 1,517     $              $    (1)    $    1,516       $   1,517
                                  ==========    ========       ========    ==========       =========


LOANS HELD FOR INVESTMENT

     Our net loans held for investment increased by $3.6 million, or 0.9%, during the first nine months of 2002. Certain reclassfications of loans were made during the second quarter of 2002 in conjunction with our systems conversion. As a result, the loans shown below at September 30, 2002 are classified differently than the loans shown at December 31, 2001 and September 30, 2001.


                                               SEPTEMBER 30,              DECEMBER 31,              SEPTEMBER 30,
Dollars in thousands                              2002                        2001                      2001
                                         ________________________    ______________________    _______________________
                                            AMOUNT         %            AMOUNT        %           AMOUNT        %
                                         ______________ _________    _____________ ________    _____________ _________
Real estate - construction                  $   77,623      20.0 %      $  66,812     17.4 %      $  34,818      18.0 %
Commercial real estate                         245,198      63.3          218,782     57.0           98,233      50.9
Real estate - other                             25,043       6.5           19,280      5.0           14,458       7.5
Commercial                                      35,588       9.2           70,104     18.3           39,599      20.5
Consumer and other                              10,088       2.6           14,578      3.8            8,793       4.6
                                         ______________ _________    _____________ ________    _____________ _________
    Total loans, gross                         393,540     101.6          389,556    101.5          195,901     101.5
Less: unearned income                           (1,000)     (0.3)          (1,109)    (0.3)            (915)     (0.5)
                                         ______________ _________    _____________ ________    _____________ _________
    Total loans, net of unearned income        392,540     101.3          388,447    101.2          194,986     101.0
Less: allowance for loan losses                 (5,028)     (1.3)          (4,557)    (1.2)          (1,986)     (1.0)
                                         ______________ _________    _____________ ________    _____________ _________
    Total Loans, Net                        $  387,512     100.0 %      $ 383,890    100.0 %      $ 193,000     100.0 %
                                         ============== =========    ============= ========    ============= =========


     In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations. The total amount of loans secured by real estate equaled $347.9 million, or 88.4% of the total portfolio as of September 30, 2002. Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California. We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may affect a borrower's ability to liquidate the property and repay the loan. However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

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

MATURITIES OF LOANS AT SEPTEMBER 30, 2002:



Dollars in thousands

TIME REMAINING TO MATURITY                   FIXED RATE       ADJUSTABLE RATE         TOTAL
                                          _________________  _________________  _________________
One year or less                               $    26,391        $   105,242        $   131,633
After one year to five years                        83,192             44,757            127,949
After five years                                    44,796             88,162            132,958
                                          _________________  _________________  _________________
    Total                                      $   154,379        $   238,161        $   392,540
                                          =================  =================  =================


     As of September 30, 2002, the percentage of loans held for investment with fixed and floating interest rates was 39.3% and 60.7%, respectively.

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

     As of September 30, 2002, we had $5.2 million in nonperforming assets. The following table sets forth the balance of nonperforming assets as of the dates indicated:


                                           SEPTEMBER 30,    JUNE 30,      MARCH 31,      DECEMBER 31,    SEPTEMBER 30,
Dollars in thousands                          2002            2002          2002             2001             2001
                                          ______________  _____________  ____________   _____________    _______________

Nonaccrual loans                             $    4,194     $    1,775     $     878        $    1,947      $     1,752
Loans 90 days or more
   past due and still accruing                       29             54            33                18              108
                                          ______________  _____________  ____________   _____________    _______________
       Total nonperforming loans                  4,223          1,829           911             1,965            1,860
Other real estate owned                           1,005            885           885                72              313
                                          ______________  _____________  ____________   _____________    _______________
        Total nonperforming assets           $   5,228      $    2,714     $   1,796        $    2,037      $     2,173
                                          ==============  =============  ============   ===============  ===============
Nonperforming loans as a
    percentage of total gross loans               1.08%          0.46%         0.24%             0.50%            0.95%
Nonperforming assets as a
    percentage of total assets                    0.85%          0.43%         0.30%             0.32%            0.60%
Nonperforming assets as a
    percentage of total gross loans
    and other real estate owned                   1.33%          0.68%         0.47%             0.52%            1.11%


     At September 30, 2002, we had a single $3.4 million commercial real estate secured loan that we placed on non-accrual status in the third quarter. While current and performing according to its contractual terms, ultimate collection of the loan's full principal balance is questionable at this time.

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

     In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors. Each pool is given a risk assessment factor which largely reflects the expected future losses from each category. These risk assessment factors change as economic conditions shift and actual loan losses are recorded. As of September 30, 2002, the ALL of $5,028,000, or 1.28% of total loans, was determined by us to be adequate against foreseeable future losses. No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

     The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:


                                                                         AT AND FOR           AT AND FOR
                                                                      THE NINE MONTHS       THE YEAR ENDED
Dollars in thousands                                                  ENDED SEPTEMBER 30,    DECEMBER 31,
                                                                            2002                 2001
                                                                      _________________    _________________
Allowance for Loan Losses:
    Beginning balance                                                      $     4,557          $     1,843
    Adjustments                                                                                       2,436
    Charge-offs:
        Real estate - mortgage                                                      60
        Commercial                                                                  42                   98
        Consumer and other                                                          77                   58
                                                                      _________________    _________________
            Total Charge-offs                                                      179                  156
                                                                      _________________    _________________
    Recoveries:
        Real estate - mortgage                                                      20
        Commercial                                                                  22                  198
        Consumer and other                                                           8                   11
                                                                      _________________    _________________
            Total Recoveries                                                        50                  209
                                                                      _________________    _________________
Net Charge-offs  (Recoveries)                                                      129                  (53)
Provision charged to operating expense                                             600                  225
                                                                      _________________    _________________
Ending balance                                                             $     5,028          $     4,557
                                                                      =================    =================
Loans at end of period                                                     $   393,540          $   389,556
Average loans during period                                                $   391,639          $   187,941
Ratios:
Allowance to loans at end of period                                              1.28%                1.17%
Net charge-offs (recoveries) to average loans during period                      0.03%               -0.03%
Net charge-offs (recoveries) to allowance at beginning of period                 2.83%               -2.88%


     We made a provision of $300,000 to the allowance for loan losses during the third quarter of 2002 as compared to a provision of $25,000 during the third quarter of 2001. For the nine months ended September 30, 2002, we provided $600,000 to ALL as compared to $200,000 during the same period of 2001. The provisions in both periods were recorded due to growth in certain components of the loan portfolio and deteriorating economic conditions in our market areas.

DEPOSITS

     Our deposits reached $522.9 million at September 30, 2002, an increase of $4.8 million, or 0.9% compared to December 31, 2001.

     Our noninterest-bearing demand deposit accounts increased 13.6% to $177.2 million at September 30, 2002 compared to $155.9 at December 31, 2001. The ratio of noninterest-bearing deposits to total deposits increased to 33.9% at September 30, 2002 compared to 30.1% at December 31, 2001.

     Our MMDA, NOW and savings accounts were 47.6% of total deposits at September 30, 2002 as compared to 46.8% at December 31 2001. Time certificates of deposit totaled $97.0 million, or 18.5% of total deposits at September 30, 2002 compared to $119.5 million or 23.1% of total deposits at December 31, 2001.

LIQUIDITY AND CASH FLOW

     The objective of our liquidity management is to maintain our ability to meet the day-to day cash flow requirements of our clients who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to allow us to meet the needs of our clients while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, we have the ability to obtain FHLB advances and purchase overnight Federal Funds.

     BB is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, BB is responsible for the payment of the interest on the outstanding issues of trust preferred securities and the dividends paid on our common stock. Substantially all of BB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to BB. At September 30, 2002, the Bank had approximately $2.1 million in the aggregate available to be paid as dividends to BB. Management of BB believes that such restrictions will not have an impact on the ability of BB to meet its ongoing cash obligations. As of September 30, 2002, BB did not have any material commitments for capital expenditures.

     Net cash provided by operating activities totaled $5.6million for the nine months ended September 30, 2002 and $2.9 million for the same period in 2001. Cash provided by investing activities totaled $5.0 million in the nine months ended September 30, 2002. Cash used for investing activities totaled $48.3 million in the nine months ended September 30, 2001. For the nine months ended September 30, 2002, net cash used for financing activities was $18.4 million compared to net cash provided by financing activities of $50.8 in the same period of 2001.

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

     The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our nonmaturity deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of September 30, 2002 the results of the model indicate that the mix of interest rate sensitive assets and liabilities at September 30, 2002 would not result in a fluctuation of net interest income that would exceed the parameters established by our company policy.

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


CAPITAL RESOURCES

     Our total shareholders' equity was $56.9 million as of September 30, 2002 compared to $54.6 million at December 31, 2001. During the nine months ended September 30, 2002 we repurchased 339,000 shares of our common stock for $4.9 million.

     We declared cash dividends of $0.01 per share during the three months ended September 30, 2002 and $0.03 per share during the nine months ended September 30, 2002.

     We declared a 5% stock dividend during the second quarter of 2002. All per share amounts have been restated to reflect the 5% stock dividend.

     The ratios of average equity to average assets for the periods indicated are set forth below.

                NINE MONTHS ENDED                   NINE MONTHS ENDED
               SEPTEMBER 30, 2002                  SEPTEMBER 30, 2001
           _____________________________       _________________________

                      8.71%                               7.34%


Risk-Based Capital

     Regulatory authorities have issued guidelines to implement risk-based capital requirements. The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

     Total capital is classified into two components: Tier 1 (primarily shareholder's equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments). The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital. As of September 30, 2002, our total capital ratio was 11.4% and our Tier 1 capital ratio was 10.3%. In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%. As of September 30, 2002, our leverage ratio was 7.6%. It is our intention to maintain risk-based capital ratios at levels characterized as "well-capitalized" for banking organizations:
Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

     The following table shows our actual capital ratios at September 30, 2002 and December 31, 2001 as well as the minimum capital ratios for capital adequacy:


                                    At September 30,      At December 31,    Minimum Regulatory
Capital to Risk-Adjusted Assets           2002                 2001          Capital Requirements
______________________________________________________________________________________________________

Tier 1 Risk-Based Capital                        10.3%                  9.6%                     4.0%
Total Risk-Based Capital                         11.4%                 11.2%                     8.0%
Leverage Ratio                                    7.6%                  6.9%                     4.0%


ITEM 3. CONTROLS AND PROCEDURES:

     The Company's Chief Executive Officer and Chief Financial Officer, based on their evaluation as of a date within 90 days of the filing date of this report of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a--14(c)), have concluded that the Company's disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14 in timely alerting them to material information relating to the Company required to be included in the Company's filings with the SEC under the Securities Exchange Act of 1934.

     There were no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

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

BUSINESS BANCORP
(Registrant)

By:

/s/ PATRICK E. PHELAN
_____________________
    Patrick E. Phelan
    Executive Vice President and Chief Financial Officer

Date: November 13, 2002

                              CERTIFICATIONS UNDER
                                 SECTION 302 OF
                         THE SARBANES OXLEY ACT OF 2002

I, Alan J. Lane, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Business Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

By:      /s/ ALAN J. LANE
         -----------------------
         Alan J. Lane
         Chief Executive Officer

                              CERTIFICATIONS UNDER
                                 SECTION 302 OF
                         THE SARBANES OXLEY ACT OF 2002

I, Patrick E. Phelan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Business Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    November 13, 2002

By:      /s/ PATRICK E. PHELAN
         -----------------------
         Patrick E. Phelan
         Executive Vice President and Chief Financial Officer

                                  Exhibit Index


EXHIBIT     DESCRIPTION

99.1 Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2 Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350