Form 10-K
period 2002-12-31
BUSINESS BANCORP /CA/
filed 2003-03-31
CIK 1123841

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT
TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .
Commission file number: 000-31593

BUSINESS BANCORP
(Name of small business issuer in its charter)

California (State or Other Jurisdiction of Incorporation or Organization)	33-0884369 (I.R.S. Employer Identification No.)
1248 Fifth Avenue, San Rafael, California 94901 (415) 784-2300 (Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:
Common Stock, no par value

Preferred Share Purchase Rights
(Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 28, 2002 as reported on the Nasdaq National Market System, was approximately $37,091,240. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. Such determination of affiliate status is not necessarily a conclusive determination for other purposes. The Registrant has no non-voting common stock.

        At March 14, 2003, 3,937,389 shares of the Registrant's Common Stock were outstanding.

Documents Incorporated by Reference:

        The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant's definitive proxy statement for the annual meeting of stockholders to be held May 22, 2003, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

ii

PART I

        Discussions of certain matters contained in this Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), and as such, may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which Business Bancorp operates, projections of future performance, perceived opportunities in the market and statements regarding our mission and vision. Our actual results, performance and achievements may differ materially from the results, performance and achievements expressed or implied in such forward-looking statements. For a discussion of some of the factors that might cause such a difference, see "Item 1. Description of Business—Factors That May Affect Future Results of Operations". We do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of those statements.

Item 1. Description of Business

Business Bancorp

        Business Bancorp ("BB", on a parent-only basis, and "we" or "our", on a consolidated basis) is a bank holding company with one bank subsidiary, Business Bank of California (the "Bank"). Business Capital Trust I, which is a Delaware statutory trust, and MCB Statutory Trust I, which is a Connecticut statutory trust, are subsidiaries of Business Bancorp. These trusts were formed for the exclusive purpose of issuing and selling trust preferred securities.

        We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals. We operate throughout the San Francisco Bay Area and Southern California's Inland Empire with fifteen offices located in Corona, Hayward, Hemet, Hesperia, Ontario, Petaluma, Phelan, Redlands, Riverside, San Bernardino, San Francisco, San Rafael, South San Francisco and Upland.

        At December 31, 2002, we had total assets of $630.9 million, total loans of $378.1million and total deposits of $530.8 million.

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

Corporate Growth Strategy

        Our primary goal is to build a first-class, state-wide, middle-market business bank. Our primary strategy is to focus on increasing our market share through continued internal growth, the opening of de novo branches and the acquisition of other emerging business banks in California.

Banking Services

        The Bank is a community bank conducting a general commercial banking business. Each of its branch offices is a full service office offering a wide range of commercial banking services. The Bank provides numerous deposit products, including demand deposit accounts, money market accounts, savings accounts, super now accounts and time certificates of deposit. The Bank makes various types of commercial, installment and real estate loans, including the origination of government-guaranteed Small Business Administration Loans ("SBA Loans"). In addition, the Bank provides safe deposit, collection, travelers checks, notary public and other customary non-deposit banking services. The Bank also offers electronic "home banking" through its "EZ Banker" program and maintains an Internet web site (www.businessbank.com) for its customers. Other services offered include ATM machines located at branch offices, customer access to an ATM network, and armored carrier and courier services. The Bank does not offer trust services, however, it has arranged with a correspondent institution to offer trust services to the Bank's customers upon request. The Bank also does not offer international banking services although such services are offered indirectly through correspondent institutions.

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

Employees

        As of December 31, 2002, we had a total of 211 full-time equivalent employees. None of our employees are currently represented by a union or covered by a collective bargaining agreement. We believe that our employee relations are satisfactory.

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

        BB is required by the Federal Reserve to maintain certain levels of capital. See "—Capital Standards, below."

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

        Various requirements and restrictions under the laws of California and the United States affect the Bank's operations. State and federal statutes and regulations relate to many aspects of the Bank's operations, including reserves against deposits, ownership of deposit accounts, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices, capital requirements, and disclosure of obligations to depositors and borrowers. Further, the Bank is required to maintain certain levels of capital. See "—Capital Standards."

The Sarbanes-Oxley Act of 2002

        On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:

  •
  the creation of a five-member oversight board appointed by the Securities & Exchange Commission that will set standards for accountants and have investigative and disciplinary powers;

  •
  the prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

  •
  increased penalties for financial crimes;

  •
  expanded disclosure of corporate operations and internal controls and certification of financial statements;

  •
  enhanced controls on and reporting of insider trading; and

  •
  statutory separations between investment bankers and analysts.

        We have implemented procedures to comply with the requirements for expanded disclosure of internal controls and the certification of the financial statements. A significant portion of the remaining items in the new legislation will become effective during 2003. We are currently evaluating what impacts the new legislation and its implementing regulations will have upon our operations, including a likely increase in certain outside professional costs.

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

  •
  due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons;

  •
  standards for verifying customer identification at account opening;

  •
  rules to promote cooperation among financial institutions, regulators, and law enforcement entities in identifying parties that may be involved in terrorism or money laundering;

  •
  reports by nonfinancial trades and business filed with the Treasury Department's Financial Crimes Enforcement Network for transactions exceeding $10,000 and;

  •
  filing of suspicious activities reports by securities brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

        On July 23, 2002, the U.S. Treasury proposed regulations requiring institutions to incorporate into their written money laundering plans a customer identification program implementing reasonable procedures for:

  •
  verifying the identity of any person seeking to open an account, to the extent reasonable and practicable:

  •
  maintaining records of the information used to verify the person's identity; and

  •
  determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

        Account is defined as a formal banking or business relationship established to provide ongoing services, dealings, or other financial transactions. We do not expect the proposed regulations will have a material impact on our operations.

Financial Services Modernization Legislation

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999 (the "GLBA"). The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a Financial Holding Company.

        The law also:

  •
  broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

  •
  provided an enhanced framework for protecting the privacy of consumer information;

  •
  adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

  •
  modified the laws governing the implementation of the Community Reinvestment Act, and

  •
  addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        BB and the Bank do not believe that the GLBA will have a material adverse effect on our operations in the near-term. However, to the extent that it permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLBA is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this act may have the result of increasing the amount of competition that BB and the Bank faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than BB and the Bank.

        Expanded Bank Activities.    The GLBA also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the BHC Act or permitted by regulation. Because California permits commercial banks chartered by the state to engage in any activity permissible for national banks, the Bank will be permitted to form subsidiaries to engage in the activities authorized by the GLBA to the same extent as a national bank.

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

Dividends and Other Transfers of Funds

        Dividends from the Bank constitute the principal source of income to BB. BB is a legal entity separate and distinct from the Bank. The Bank is subject to various statutory and regulatory restrictions on its ability to pay dividends to BB. Under such restrictions, the amount available for payment of dividends to BB by the Bank totaled $2.1 million at December 31, 2002. In addition, the California Department of Financial Institutions and the Federal Reserve have the authority to prohibit the Bank from paying dividends, depending upon the Bank's financial condition, if such payment is deemed to constitute an unsafe or unsound practice.

Transactions with Affiliates

        The Bank is subject to certain restrictions imposed by federal law on any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, BB or other affiliates, the purchase of, or investments in, stock or other securities thereof, the taking of such securities as collateral for loans, and the purchase of assets of BB or other affiliates. Such restrictions prevent BB and such other affiliates from borrowing from the Bank unless the loans are secured by marketable obligations of designated amounts. Further, such secured loans and investments by the Bank to or in BB or to or in any other affiliate are limited, individually, to 10.0% of the bank's capital and surplus (as defined by federal regulations), and such secured loans and investments are limited, in the aggregate, to 20% of the bank's capital and surplus (as defined by federal regulations). California law also imposes certain restrictions with respect to transactions involving BB and other controlling persons of the Bank. Additional restrictions on transactions with affiliates may be imposed on the Bank under the prompt corrective action provisions of federal law. See "—Prompt Corrective Action and Other Enforcement Mechanisms."

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

Prompt Corrective Action and Other Enforcement Mechanisms

        Federal banking agencies possess broad powers to take corrective and other supervisory action to resolve the problems of insured depository institutions, including but not limited to those institutions that fall below one or more prescribed minimum capital ratios. Each federal banking agency has promulgated regulations defining the following five categories in which an insured depository institution will be placed, based on its capital ratios: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. At December 31, 2002, the Bank and BB exceeded the required ratios for classification as well capitalized.

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

Safety and Soundness Standards

        The federal banking agencies have adopted guidelines designed to assist the federal banking agencies in identifying and addressing potential safety and soundness concerns before capital becomes impaired. The guidelines set forth operational and managerial standards relating to:

  •
  internal controls, information systems and internal audit systems;

  •
  loan documentation;

  •
  credit underwriting;

  •
  asset growth;

  •
  earnings; and

  •
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

  •
  conduct periodic asset quality reviews to identify problem assets;

  •
  estimate the inherent losses in problem assets and establish reserves that are sufficient to absorb estimated losses;

  •
  compare problem asset totals to capital;

  •
  take appropriate corrective action to resolve problem assets;

  •
  consider the size and potential risks of material asset concentrations; and

  •
  provide periodic asset quality reports with adequate information for management and the board of directors to assess the level of asset risk.

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

        The assessment rate currently ranges from zero to 27 cents per $100 of domestic deposits. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Due to continued growth in deposits and some recent bank failures, The BIF is nearing its minimum ratio of 1.25% of insured deposits as mandated by law. If the ratio drops below 1.25%, it is likely the FDIC will be required to assess premiums on all banks for the frist time since 1996. An increase in the assessment rate could have a material adverse effect on BB's earnings, depending on the amount of the increase.

        The FDIC is authorized to terminate a depository institution's deposit insurance upon a finding by the FDIC that the institution's financial condition is unsafe or unsound or that the institution has engaged in unsafe or unsound practices or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution's regulatory agency. The termination of deposit insurance for the Bank, while not anticipated, could have a material adverse effect on BB's earnings.

Community Reinvestment Act and Fair Lending Developments

        The Bank is subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act activities. The Community

Reinvestment Act generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and Community Reinvestment Act obligations into account when regulating and supervising other activities. Furthermore, financial institutions are subject to annual reporting and public disclosure requirements for certain written agreements that are entered into between insured depository institutions or their affiliates and nongovernmental entities or persons that are made pursuant to, or in connection with, the fulfillment of the Community Reinvestment Act.

        A bank's compliance with its Community Reinvestment Act obligations is based on a performance-based evaluation system which bases Community Reinvestment Act ratings on an institution's lending service and investment performance. When a bank holding company applies for approval to acquire a bank or other bank holding company, the Federal Reserve will review the assessment of each subsidiary bank of the applicant bank holding company, and such records may be the basis for denying the application. In connection with its assessment of Community Reinvestment Act performance, the appropriate bank regulatory agency assigns a rating of "outstanding", "satisfactory", "needs to improve" or "substantial noncompliance". The Bank was last examined for CRA compliance in June, 2002 and received a satisfactory CRA Assessment Rating.

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

        Our earnings are impacted by changing interest rates. Changes in interest rates impact the demand for new loans, the credit profile of existing loans, the rates received on loans and securities and rates paid on deposits and borrowings. The relationship between the rates received on loans and securities and the rates paid on deposits and borrowings is known as interest rate spread. Given our current volume and mix of interest-bearing liabilities and interest-earning assets, our interest rate spread could be expected to increase during times of rising interest rates and, conversely, to decline during times of falling interest rates. Although we believe our current level of interest rate sensitivity is reasonable, significant fluctuations in interest rates may have an adverse effect on our business, financial condition and results of operations.

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

Item 2. Properties

        We own six of our offices and lease twelve additional offices throughout Northern and Southern California. The leases expire under various dates, including options to renew, through June 2024.

        We believe our present facilities are adequate for our present needs but anticipate the need for additional facilities as we continue to grow.

Item 3. Legal Proceedings

        From time to time, we are involved in certain legal proceedings arising in the normal course of our business. Management believes that the outcome of these matters will not have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

        There were no submissions of matters to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        Our common stock is traded on the Nasdaq National Market ("Nasdaq") under the symbol "BZBC". Our stock began trading on Nasdaq on January 2, 2002. From February 27, 2001 until December 31, 2001, our stock was traded on the Nasdaq SmallCap Market. The quotations shown for 2002 reflect the high and low closing sales prices for our common stock as reported by Nasdaq. The quotations shown for 2001 reflect the high and low bid prices for our common stock as reported by ADP Quotation Services, Historical Data Base. The following prices have been adjusted to reflect the 5% stock dividend paid in 2002.

	2002			2001
	High	Low	Cash Dividend Declared	High	Low	Cash Dividend Declared
First quarter	$13.51	$10.48	$0.01	$11.43	$8.57	$0.00
Second quarter	14.50	13.24	0.01	12.03	10.48	0.00
Third quarter	15.95	13.90	0.01	14.05	11.19	0.01
Fourth quarter	17.99	14.43	0.01	13.33	10.48	0.01

        We had approximately 558 shareholders of record at December 31, 2002.

Item 6. Selected Consolidated Financial Data

SELECTED FINANCIAL INFORMATION

        The following table represents the selected financial information at and for the five years ended December 31, 2002:

	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share amounts)
Statement of Income Data
Interest Income	$38,088	$25,095	$21,408	$14,771	$13,333
Interest Expense	7,790	8,510	7,027	3,577	3,178

Net interest income	30,298	16,585	14,381	11,194	10,155
Provision for loan losses	1,000	225	255	180	150

Net interest income after provision for loan losses	29,298	16,360	14,126	11,014	10,005
Non-interest income	4,848	4,070	2,816	2,356	2,770
Operating expenses	24,891	16,528	13,577	10,589	9,663

Income before income taxes	9,255	3,902	3,365	2,781	3,112
Income tax expense	3,504	1,395	1,095	841	1,255

Net income	$5,751	$2,507	$2,270	$1,940	$1,857

Per Share Data
Net income per common share
Basic	$1.46	$1.18	$1.08	$0.94	$0.92
Diluted	1.39	1.14	1.07	0.93	0.88
Cash dividends per common share	0.04	0.02	0.00	0.00	0.00
Book value per common share	14.82	13.30	11.06	9.17	10.65
Common shares outstanding at year end	3,944,899	4,102,255	2,128,212	2,074,759	1,637,134
Average common shares outstanding	3,940,663	2,130,564	2,095,329	2,053,458	2,019,779
Average common and common equivalent shares outstanding	4,142,789	2,198,589	2,116,427	2,097,129	2,102,527
Performance Ratios
Return on average assets	0.93%	0.72%	0.85%	0.98%	1.11%
Return on average shareholders' equity	10.40%	9.90%	11.17%	11.37%	12.32%
Net interest margin	5.54%	5.44%	6.29%	6.54%	7.10%
Dividend payout ratio	2.88%	1.75%	0.00%	0.00%	0.00%
Equity to assets ratio	9.26%	8.64%	7.56%	8.44%	9.54%
Balance Sheet Data — At Period End
Investment Securities	$179,180	$169,927	$92,095	$83,306	$27,539
Loans, net	372,658	383,890	178,525	115,141	104,465
Assets	630,932	631,250	311,541	225,443	182,805
Deposits	530,839	518,086	264,927	186,808	163,843
Borrowings	23,625	40,224	10,125	18,200	0
Trust Preferred Securities	13,462	13,495	10,000	0	0
Shareholders' Equity	58,446	54,557	23,543	19,031	17,443
Asset Quality Ratios
Nonperforming assets to total assets	0.32%	0.32%	0.48%	0.67%	1.26%
Nonperforming assets to total loans and other real estate owned	0.54%	0.52%	0.83%	1.29%	2.14%
Alowance for loan losses to total loans	1.44%	1.17%	1.02%	1.06%	1.35%
Net charge-offs to average loans	0.03%	-0.03%	0.08%	0.36%	0.50%
Regulatory Capital Ratios
Leverage Ratio	7.83%	6.90%	7.80%	7.80%	8.30%
Tier 1 Capital	10.78%	9.60%	9.70%	11.40%	11.10%
Total Capital	12.02%	11.20%	11.80%	12.20%	12.20%

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        Total loans were $378.1 million at December 31, 2002 compared to $388.4 million at December 31, 2001. Investment securities increased to $179.2 million at December 31, 2002 from $169.9 million at December 31, 2001. Our primary source of funds, deposits from customers, were $530.8 million at December 31, 2002 compared to $518.1 million at December 31, 2001.

        Net income was $5.8 million, $2.5 million, and $2.3 million for 2002, 2001 and 2000, respectively.

        On December 31, 2001, we completed our merger of equals with MCB. We issued 1.1763 shares of our common stock for each share of MCB outstanding for an aggregate purchase price of $28.5 million. The merger was accounted for using the purchase method of accounting. Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the merger date. Since the merger was completed on December 31, 2001, the results of MCB's operations have not been included in the consolidated financial statements of income for the year ended 2001. Goodwill arising from the transaction totaled $14.1 million.

        On August 31, 2000, the Bank consummated its acquisition of VMB. In order to fund a substantial portion of the approximately $12.2 million acquisition price of VMB, on March 23, 2000, Business Capital Trust I, a newly formed Delaware statutory business trust and a wholly-owned subsidiary of BB, issued an aggregate of $10,000,000 of principal amount of 10 7/8% Fixed Rate Capital Trust Pass-through Securities which in turn were used to purchase the same principal amount of Subordinate Debt Securities issued by BB. In the third quarter of 2000, BB contributed to the Bank approximately $8.7 million of the approximately $9.7 million in net proceeds which it received from the sale of the Subordinated Debt Securities in order to fund the acquisition of VMB. The balance of the purchase price for the acquisition of VMB was paid out of the working capital of the Bank. See Part I—Item 1. "Description of Business—History."

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

        Our net interest income increased 82.7% to $30.3 million in 2002 from $16.6 million in 2001. This was primarily due to the 77.3% increase in average interest-earning assets.

        Our net interest income increased 15.3% to $16.6 million in 2001 from $14.4 million in 2000. This was primarily due to the 33.3% increase in average interest-earning assets partially offset by the 113 basis point decrease in our net yield on interest-earning assets.

        The following table presents, for the years indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities. Average balances are average daily balances.

	For the twelve months ended December 31, 2002			For the twelve months ended December 31, 2001			For the twelve months ended December 31, 2000
	Average Balance	Interest	Yield	Average Balance	Interest	Yield	Average Balance	Interest	Yield
	Dollars in thousands
ASSETS
Federal funds sold	$2,449	$37	1.51%	$2,418	$101	4.18%	$545	$35	6.42%
Interest earning deposits	680	9	1.32%	1,568	89	5.68%	1,337	95	7.11%
Investment securities
Taxable	139,412	6,339	4.55%	97,633	5,482	5.61%	70,412	4,539	6.45%
Tax-exempt(2)	22,162	1,110	6.83%	23,026	1,168	6.92%	19,236	1,037	7.35%
Loans, net(1)	389,430	30,592	7.86%	187,941	18,255	9.71%	142,970	15,702	10.98%

Total Earning Assets	554,133	38,087	6.95%	312,586	25,095	8.16%	234,500	21,408	9.29%
Total Non-earning Assets	67,599			36,758			31,934

Total Assets	$621,732			$349,344			$266,434

LIABILITIES & SHAREHOLDERS' EQUITY
MMDA, NOW and savings	$253,142	$3,364	1.33%	$107,487	$2,486	2.31%	$86,135	$2,345	2.72%
Time certificates, $100,000 or more	65,151	1,305	2.00%	46,388	2,102	4.53%	24,173	1,211	5.01%
Other time certificates	40,406	1,042	2.58%	33,910	1,625	4.79%	23,939	1,357	5.67%

Total Interest-bearing Deposits	358,699	5,711	1.59%	187,785	6,213	3.31%	134,247	4,913	3.66%
Other borrowings	18,221	705	3.87%	25,187	1,201	4.77%	19,659	1,257	6.39%
Trust preferred securities	13,477	1,373	10.19%	10,000	1,096	10.96%	7,889	858	10.88%

Total Interest-bearing Liabilities	390,397	7,789	2.00%	222,972	8,510	3.82%	161,795	7,028	4.34%
Non-interest bearing demand deposits	171,522			98,168			82,041
Other non-interest bearing liabilities	4,486			2,889			2,270
Shareholders' equity	55,327			25,315			20,328
Total Liabilities and Shareholders' Equity	621,732			349,344			266,434

Net Interest Income		$30,298			$16,585			$14,380

Interest rate spread			4.95%			4.35%			4.95%
Contribution of interest free funds			0.59%			1.09%			1.35%

Net yield on interest-earning assets(3)			5.54%			5.44%			6.29%

(1)
Loan fees have been included in the calculation of interest income. Loan fees were approximately $2,504,000, $1,723,874 and $1,058,170 for the years ended December 31, 2002, 2001 and 2000, respectively. Loans are net    of the allowance for loan losses and unearned income.

(2)
Yields on tax-exempt income have been computed on a tax equivalent basis.

(3)
Represents net interest income as a percentage of average interest-earning assets adjusted to reflect tax benefit of tax-exempt income.

        The most significant impact on our net interest income between periods is derived from the interaction of changes in the volume of, and rate earned orpaid on, interest-earning assets and interest-bearing liabilities. The volume of interest-earning asset dollars in loans and investments, compared to the volume of interest-bearing liabilities represented by deposits and borrowings, combined with the spread, produces the changes in the net interest income between periods. The table below sets forth, for the years indicated, a summary of the changes in average asset and liability balances (volume) and changes in average interest rates (rate).

	Twelve months ended December 31, 2002 Compared to Twelve months ended December 31, 2001 Favorable / (Unfavorable)			Twelve months ended December 31, 2001 Compared to Twelve months ended December 31, 2000 Favorable / (Unfavorable)
	Volume	Rate(1)	Total	Volume	Rate(1)	Total
	Dollars in thousands
Interest Income:
Federal funds sold	$1	$(65)	$(64)	$120	$(54)	$66
Interest earning deposits	(50)	(30)	(80)	16	(22)	(6)
Investment securities:	0	0		0	0
Taxable	2,346	(1,489)	857	1,755	(812)	943
Tax-exempt	(44)	(14)	(58)	204	(73)	131
Loans, net	19,571	(7,234)	12,337	4,939	(2,386)	2,553

Total Interest Income	21,824	(8,832)	12,992	7,035	(3,348)	3,687

Interest Expense:
MMDA, NOW and savings	(3,369)	2,491	(878)	(581)	440	(141)
Time certificates, $100,000 or more	(850)	1,647	797	(1,113)	222	(891)
Other time certificates	(311)	894	583	(565)	297	(268)
Other borrowings	332	164	496	(353)	409	56
Trust preferred securities	(381)	104	(277)	(230)	(8)	(238)

Total Interest Expense	(4,579)	5,300	721	(2,842)	1,360	(1,482)

Change in Net Interest Income	$17,245	$(3,532)	$13,713	$4,192	$(1,987)	$2,205

(1)
The rate/volume variance has been included in the rate variance.

        Interest income in 2002 increased to $38.1 million from $25.1 million in 2001. This was primarily due to the increase in average loans partially offset by a 121 basis point decline in the yield earned on average interest-earning assets. Average loans increased $201.5 million, or 107.2%, to $389.4 million in 2002 compared to $187.9 million in 2001. The increase in average loans during 2002 was primarily due to the merger with MCB on December 31, 2001. The yield earned on average interest-earning assets decreased to 6.95% during 2002 from 8.16% during 2001, reflecting the overall decline in market interest rates during this period. Loans represented approximately 70.3% of total interest-earning assets during 2002 compared to 60.1% during 2001.

        Interest expense during 2002 decreased to $7.8 million from $8.5 million during 2001. Lower interest rates paid on interest-bearing liabilities were offset by the volume increase in interest-bearing liabilities. The interest rates paid on interest-bearing liabilities decreased by 182 basis points during 2002 to 2.00% compared to 3.82% during 2001. This decrease was due to the overall declining market rate environment. Average interest-bearing liabilities increased 75.1% to $390.4 million during 2002 from $223.0 million during 2001. The increase in average interest-bearing liabilities was due primarily to the merger with MCB on December 31, 2001.

        As a result of the foregoing analyses, our net yield on interest-earning assets increased during 2002 to 5.54% from 5.44% during 2001.

        Interest income in 2001 increased to $25.1 million from $21.4 million in 2000. This was primarily due to the increase in average loans partially offset by a 113 basis point decline in the yield earned on average interest-earning assets. Average loans increased $45.0 million, or 31.5%, to $187.9 million in 2001 compared to $143.0 million in 2000. The yield earned on average interest-earning assets decreased to 8.16% during 2001 from 9.29% during 2000, reflecting the overall decline in market interest rates during this period. Loans represented approximately 60.1% of total interest-earning assets during 2001 compared to 61.0% during 2000.

        Interest expense during 2001 increased to $8.5 million from $7.0 million during 2000. The volume increase in interest-bearing liabilities was partially offset by lower interest rates paid on those liabilities. Average interest-bearing liabilities increased 37.8% to $223.0 million during 2001 from $161.8 million during 2000. The interest rates paid on interest-bearing liabilities decreased by 52 basis points during 2001 to 3.82% compared to 4.34% during 2000. This decrease was due to the overall declining market rate environment.

        As a result of the foregoing analyses, our net yield on interest-earning assets decreased during 2001 to 5.44% from 6.29% during 2000.

Provision for Loan Losses

        Credit risk is inherent in the business of making loans. We set aside an allowance for loan losses ("ALL") through charges to earnings, which charges are reflected in the income statement as the provision for loan losses. The provision for loan losses represents the amount charged against current period earnings to achieve an allowance for loan losses that in management's judgment is adequate to absorb losses inherent in the loan portfolio.

        We formally assess the ALL in a multi-step process on a quarterly basis. See "Allowance for Loan Losses," below.

        The provision for loan losses was $1,000,000 for the year ended December 31, 2002, compared to $225,000 for the year ended December 31, 2001 and $255,000 for the year ended December 31, 2000. The ratio of the allowance for loan losses to total loans was 1.44% and 1.17% at December 31, 2002 and 2001, respectively.

        The increase in the provision for loan losses in 2002 was recorded due to growth in the loan portfolio and deteriorating economic conditions in our market areas.

        During 2000 the provision for loan losses increased to $255,000 from $180,000 in 1999. This increase was primarily attributable growth within the loan portfolio.

Noninterest Income

        The following table sets forth the various components of noninterest income for the periods indicated (in thousands):

	Years Ended December 31,
Components of Non-interest Income
	2002	2001	2000
Service fees on deposit accounts	3,272	2,410	1,936
Gain on sale of SBA loans	$282	$40	$12
Gain on sale of other real estate owned		52	198
Gain on sale of investment securities	266	817	43
Other income	1,028	751	627

Total	$4,848	$4,070	$2,816

As a Percentage of Average Assets
Service fees on deposit accounts	0.53%	0.69%	0.73%
Gain on sale of SBA loans	0.05%	0.01%	0.00%
Gain on sale of other real estate owned	0.00%	0.01%	0.07%
Gain on sale of investment securities	0.04%	0.23%	0.02%
Other income	0.17%	0.21%	0.24%

Total	0.78%	1.17%	1.06%

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

        Noninterest income increased $778,000, or 19.1%, to $4.8 million in 2002. Increases in service fees on deposit accounts, gains on sale of SBA loans and other income were partially offset by decreases in gains on sales of OREO and gains on sales of investment securities.

        Noninterst income increased $1.3 million, or 44.5%, to $4.1 million in 2001. This increase was primarily due to the increase in service fees on deposit accounts and the increase in gains on sales of investment securities. Due to the decline in overall interest rates during 2001, we were able to recognize gains on sales of some of our securities.

Operating Expenses

        The following table sets forth the break-down of our operating expenses for the periods indicated (in thousands):

	Years Ended December 31,
Components of Operating Expenses
	2002	2001	2000
Salaries and employee benefits	$12,544	$8,481	$6,797
Occupancy and equipment	4,087	2,135	1,752
Data processing	1,630	1,198	947
Legal and other professional fees	1,185	381	530
Telephone, postage and supplies	1,258	915	853
Marketing and promotion	417	472	491
Amortization of intangibles	341	654	401
FDIC insurance and regulatory assessments	152	98	82
Other expenses	3,277	2,194	1,724

Total	$24,891	$16,528	$13,577

Average full-time equivalent staff	219	167	134
As a Percentage of Average Assets
Salaries and employee benefits	2.02%	2.43%	2.55%
Occupancy and equipment	0.66%	0.61%	0.66%
Data processing	0.26%	0.34%	0.36%
Legal and other professional fees	0.19%	0.11%	0.20%
Telephone, postage and supplies	0.20%	0.26%	0.32%
Marketing and promotion	0.07%	0.14%	0.18%
Amortization of intangibles	0.05%	0.19%	0.15%
FDIC insurance and regulatory assessments	0.02%	0.03%	0.03%
Other expenses	0.53%	0.63%	0.65%

Total	4.00%	4.73%	5.10%

        Our operating expenses increased by $8.4 million, or 50.6%, in 2002 compared to 2001. This increase was primarily due to the merger with MCB on December 31, 2001. Pursuant to purchase accounting standards, the operating expenses of MCB are not reflected in the 2001 and 2000 amounts shown above.

        We recorded approximately $685,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort during 2002. These costs are included in the legal and other professional fees category.

        Our operating expenses increased by $3.0 million, or 21.7%, in 2001 compared to 2000. Our total operating expenses as a percentage of average assets have continued to decline from 5.10% in 2000, to 4.73% in 2001 and to 4.00% in 2002. The decline in 2002 was due primarily to the economies of scale generated from the merger with MCB and the elimination of the amortization of goodwill due to a change in the accounting for goodwill. See Note #7 of the Notes to Consolidated Financial Statements.

Income Taxes

        Our effective income tax rate was 37.9% in 2002 compared to 35.8% in 2001 and 32.5% in 2000. The effective rates were lower than the statutory rate of 42% primarily due to the benefits of tax-exempt income on municipal securities.

Financial Condition

Investment Portfolio

        Our investment portfolio market value was $179.2 million, representing 28.4% of the our total assets as of December 31, 2002. The portfolio grew by $9.3 million or 5.4% in 2002. At year-end 2001, the investment portfolio was 26.9% of total assets. We invest in governmental, mortgage-backed, municipal and corporate securities and categorize those securities as held to maturity or available for sale depending upon the circumstances in place as to our intent and ability to hold such securities. We invest our liquid funds in excess of loan requirements in the investment portfolio and fed funds sold.

        The following table summarizes the amortized cost and estimated fair value and distribution of our investment securities as of the dates indicated:

	For the Years Ended December 31,
	2002		2001		2000
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Available for Sale:
U.S. Treasury securities	$3,033	$3,053	$26,008	$26,155
U.S. government agencies	0	0	1,022	1,064
Mortgage backed securities	144,257	146,412	117,371	118,597	$61,640	$62,333
Municipal securities	25,729	27,370	20,534	21,030	22,058	22,995
Other securities	2,031	2,345	2,032	2,055	5,736	5,761

Total available for sale	$175,050	$179,180	$166,967	$168,901	$89,434	$91,089

Held to Maturity:
U.S. Treasury securities	$0	$0	$1,026	$1,029	$1,005	$1,006

Total held to maturity	$0	$0	$1,026	$1,029	$1,005	$1,006

        The following table summarizes the maturity of our investment securities and their weighted average yield at December 31, 2002:

Maturities of Investment Securities at December 31, 2002

	Within 1 Year		After 1 Year Within 5 Years		After 5 Years Within 10 Years		After 10 Years		Total
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
	(Dollars in thousands)
U.S. Treasury and other U.S. government agencies	$3,053	2.56%							$3,053	2.56%
Mortgage backed securities					$10,217	3.25%	$136,195	3.15%	146,412	3.16%
Obligations of state and political subdivisions(1)			105	7.95%	$594	7.84%	26,671	7.00%	27,370	7.02%
Other securities							2,345	7.04%	2,345	7.04%

Total	$3,053	2.56%	$105	7.95%	$10,811	3.07%	$165,211	3.83%	$179,180	3.79%

(1)
Yields on tax-exempt obligations have been computed on a tax equivalent basis.

Loan Portfolio

        Total gross loans were $379.1 million as of December 31, 2002 compared to $389.6 million as of December 31, 2001, which represents a decrease of 2.7%.

        Our commercial real estate and other real estate loans consist primarily of loans made based on the borrower's cash flow and which are secured by deeds of trust on commercial and residential property to provide another source of repayment in the event of default. These loans are the largest single component of our loan portfolio accounting for approximately $279.1 million, or 73.6%, of the total loan portfolio at December 31, 2002. It is our policy to restrict real estate loans to no more than a range of seventy-five percent of the value of the property, depending on the type of property and its utilization. We offer both floating and fixed rate loans. Maturities on such loans are generally limited to five to seven years, although applicable amortization periods may range significantly longer.

        Our commercial loans are made for the purpose of providing working capital, financing the purchase of equipment or for other business purposes. Approximately $33.4 million of the loan portfolio, or 8.8% at December 31, 2002, was made up of commercial loans. Such loans include short term loans with maturities ranging from thirty days to one year and term loans which are loans with maturities normally ranging from one to several years. Short term business loans are generally intended to finance current transactions and typically provide for periodic principal payments, with interest payable monthly. Term loans normally provide for floating interest rates, with monthly payments of both principal and interest.

        Our real estate construction loans are primarily interim loans made to finance the construction of commercial and single family residential property. Approximately $59.9 million or 15.8% of the loan portfolio at December 31, 2002 was made up of real estate construction loans. These loans are typically short term.

        Consumer and other loans are made for the purpose of financing automobiles, various types of consumer goods, and other personal purposes including overdrafts. These loans generally provide for the monthly payment of principal and interest. Most of these loans are secured by the personal property being purchased.

        By policy, we track our loan categories to ensure a balance to the portfolio both by type (e.g., real estate construction, commercial real estate, consumer loans, commercial loans, etc.) as well as by interest rate (variable versus fixed rate). At December 31, 2002, of our total loan portfolio (including consumer loans), 41.0% was in fixed rate product and 59.0% was in variable rate product.

        Loan Approval Policies.    Loan approval authority is delegated by the Board of Directors to the Chief Executive Officer ("CEO"), the President and the Chief Credit Officer ("CCO") under Board resolution that is reviewed and approved annually. Only the Directors' Loan Committee, with recommendations from the CCO, is empowered to delegate lending authority to the Bank's officers in addition to approving certain loans itself as discussed below. That delegated authority is documented under a specific written credit authority provided to each lending officer and maintained and monitored by the CCO. Because unsecured loans present greater risk, unsecured lending authorities are tightly controlled and kept to a practical minimum. The highest level of unsecured lending authority outside of the Directors' Loan Committee is $2,000,000 which requires the joint signature of two of the following three individuals: the CEO, President or CCO. Regional Vice Presidents and Branch Managers generally operate at unsecured lending levels of $250,000 or less. Secured lending activity meets the regulatory definition of "secured" requiring as collateral either cash, marketable securities or a first trust deed. Maximum secured lending authority outside of the Directors' loan committee is $4,000,000 and requires the joint signature of two of the following three individuals: the CEO, the President or the CCO, with lesser amounts of secured lending authority delegated to each lending officer. All new loans which exceed $300,000, or which would make the aggregate of any loans to one borrower in excess of $300,000, are reviewed by the Directors' Loan Committee.

        The following table sets forth our total loans outstanding in each category and the percentage of total loans in each category as of the dates indicated:

	2002		2001		2000		1999		1998
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Real estate—construction	$59,854	15.8%	$66,812	17.2%	$34,044	18.9%	$25,102	21.6%	$20,889	19.7
Commercial real estate	253,105	66.9	218,782	56.3	84,073	46.6	44,901	38.6	36,922	34.9
Real estate—other	25,951	6.9	19,280	5.0	14,651	8.1	10,383	8.9	10,970	10.4
Commercial	33,441	8.8	70,104	18.0	39,358	21.8	30,456	26.2	30,810	29.1
Consumer and other	6,791	1.8	14,578	3.8	9,311	5.2	6,335	5.4	6,989	6.6

Total loans, gross	379,142	100.3	389,556	100.3	181,437	100.6	117,177	100.7	106,580	100.6
Less: unearned income	(1,042)	(0.3)	(1,109)	(0.3)	(1,069)	(0.6)	(794)	(0.7)	(675)	(0.6)

Total loans, net of unearned income	378,100	100.0	388,447	100.0	180,368	100.0	116,383	100.0	105,905	100.0
Less: allowance for loan losses	(5,442)	(1.4)	(4,557)	(1.2)	(1,843)	(1.0)	(1,242)	(1.1)	(1,439)	(1.4)

Total Loans, Net	$372,658	98.6%	$383,890	98.8%	$178,525	99.0%	$115,141	98.9%	$104,466	98.6

        As of December 31, 2002, we had commitments to extend credit of $90.9 million, obligations under standby letters of credit of $1.6 million, and no obligations under commercial letters of credit.

        The following table shows the maturity distribution and repricing intervals of our outstanding loans as of December 31, 2002. In addition, the table shows the distribution of such loans as between those with variable or floating interest rates and those with fixed or predetermined interest rates.

Time remaining to maturity	Fixed rate	Adjustable rate	Total
One year or less	$26,566	$88,777	$115,343
After one year to five years	90,909	42,121	133,030
After five years	38,128	92,641	130,769

Total	$155,603	$223,539	$379,142

        As of December 31, 2002, the percentage of loans held for investment with fixed and floating interest rates was 41% and 59%, respectively.

        Loans Secured by Real Estate—General.    At December 31, 2002, $338.9 million, or approximately 89.4% of our loans were secured by real estate. Loans which are secured by real estate are included within all of the various loan categories discussed above other than consumer and other loans. All our loans which are secured by real estate are monitored and taken into account in the quarterly computation of the adequacy of the allowance for loan losses. Historical loan losses are tracked by loan category on a rolling, eight-quarter loss experience and used to determine the adequacy of our allowance for loan losses.

        We require title insurance insuring the status of the lien on all of the real estate secured loans. We also require that fire and extended coverage casualty insurance (and, if the property is located in a designated flood zone, flood insurance) is maintained in an amount equal to the outstanding loan balance, subject to applicable law that in some instances may limit the required amount of hazard insurance to the cost to replace the insured improvements

        Commercial Real Estate and Real Estate—Other loans.    The value of real estate collateral for commercial mortgage loans is supported by formal appraisals performed by Bank-approved appraisers and conducted in accordance with applicable state and federal regulations. Generally, these types of loans are made for a period of up to five to seven years, amortization may be up to 25 years, loan-to-value ratios are 75% or less, and debt service coverage ratios are 1.20:1 or better. As with any loan category, the creditworthiness of the borrower and a proven track record are primary considerations in the review of all loan requests. In general, the borrower should provide a verifiable primary source of repayment and a viable secondary source through either personal or business cash flow, or personal or business assets, and should be current on all outstanding debts.

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

        Real estate—Construction loans.    We finance the construction of residential, commercial and industrial properties. Our construction loans typically have the following characteristics:

  •
  First mortgages on the collateral real estate;

  •
  Maturities of one year or less;

  •
  A floating rate of interest based on the Bank's Base rate;

  •
  Minimum cash equity of 15% of project cost;

  •
  Maximum loan-to-value of 80% on tract construction loans and 75% on commercial/industrial loans;

  •
  Appraisals by Bank-approved appraisers are required;

  •
  Reserve for anticipated interest costs during construction;

  •
  Recourse against the borrower or guarantor;

  •
  Construction costs are verified using a Bank-approved, internal or outside construction cost estimator;

  •
  Construction progress inspections are documented using a Bank- approved, internal or outside inspection company;

  •
  Loan disbursements are controlled in accordance with progress inspections and lien releases obtained.

        For commercial and industrial properties, we typically issue a stand-by commitment for a "take-out" mini-perm loan on the property. We do not participate in joint ventures or take an equity interest in connection with our construction lending.

        Construction loans involve additional risks compared with loans secured by existing improved real property. These include: 1) the uncertainty of value prior to completion; 2) the inherent uncertainty in estimating construction costs; 3) weather, municipal or other governmental-caused delays during construction; and 4) the inherent uncertainty of the market value of the completed project. As a result of these uncertainties, repayment is dependent, in a large part, on the success of the ultimate project. If we are forced to foreclose on a project prior to or at completion because of default, we may not be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as the related foreclosure and holding costs. In addition, we may be required to fund additional amounts to complete a project and may have to hold the property for an indeterminate period of time. Further, future local, state or national economic conditions could have an adverse impact on the potential success of construction projects financed by us and on collateral securing these loans.

        Commercial Loans.    We provide short-term (30 days to one year) and long-term (up to five years) commercial loans that may be either unsecured, partially secured or fully secured. Commercial lines of credit have a maturity of one year or less. A complete re-analysis is required prior to renewing a commercial line of credit. All commercial loans and lines of credit are to businesses, professionals or individuals located in California. Borrower income and/or cash flow is analyzed and substantiated in support of the primary source of repayment. We will collateralize the loans or lines of credit whenever appropriate to secure a secondary source of repayment. Collateral may include cash, liens on accounts receivable and/or equipment, marketable securities and first or junior liens on real estate. As a matter of policy, we generally require all principals of a business to guarantee the commercial loan or line of credit. All borrowers must demonstrate, on the basis of historical and projected cash flow and/or the conversion of assets, the ability to service and repay our loan as well as all other outstanding loans. Our SBA loans are included within our commercial and commercial real estate loan categories and are discussed in more detail below in "SBA Loans."

        Risks associated with commercial loans and lines of credit may vary in accordance with concentrations in any one or group of industries and market locations. We have no material grouping or concentration of commercial loans to any one or group of industries. It is expected that an economic downturn impacting California to a greater degree than the rest of the country would have a correspondingly greater impact to our commercial loan portfolio

        Consumer Loans.    As of December 31, 2002, the total of all of our consumer loans was $6.8 million or 1.8% of total loans. Consumer loans may be secured or unsecured, and are extended for a variety of purposes, including the purchase or refinance of automobiles, home improvement, home equity lines of credit and overdraft protection. Consumer loan underwriting standards include an examination of the applicant's credit history and payment record on other debts and an evaluation of the borrower's ability to meet existing obligations and payments on the proposed loan. Although credit worthiness of the applicant is of primary importance, the underwriting process also includes a comparison of the value of the security, if any, to the proposed loan amount. For instance, we limit our home equity lines of credit to a maximum total loan-to-value (including the first mortgage) of 80%

calculated on a current appraisal. New car loans are generally advanced up to 80% of the purchase price although advances are permitted up to 90% should the applicant meet higher underwriting standards and for which we receive a premium on the interest rate. By policy, we do not provide 100% financing on any consumer loans nor do we engage in sub-prime lending in any way.

        Consumer loans entail moderate risk, particularly loans that are unsecured or secured by rapidly depreciating assets such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of damage to the collateral or depreciation. The remaining deficiency may not warrant further collection efforts against the borrower beyond obtaining a deficiency judgment. Further, the application of various federal and state laws, including federal and state bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans

        SBA Loans.    At December 31, 2002, approximately $39.3 million, or 10.4% of our total loan portfolio, consisted of SBA loans. We are a Preferred ("PLP") SBA Lender and actively engage in making SBA 7a loans, 504 loans, Express and 7a Low Doc loans. SBA 7a and 504 loans made for the purchase of a business or refinance of commercial, retail or industrial loans may have maturities ranging up to 25 years, fully amortized. Equipment or working capital loans will have maturities of up to 7 or 10 years, depending upon the eligibility for the applicable SBA loan program. The SBA provides guaranties ranging from 50% to 85%of the gross loan amount. Risk to the Bank associated with SBA loans is greatly mitigated by the government guarantee.

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

        At December 31, 2002 we had $2.0 million in nonperforming assets, which included $797,000 in nonaccrual loans, $249,000 in loans past due 90 days and still accruing and $995,000 in OREO.

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

        The following table provides information with respect to the components of our nonperforming assets as of the dates indicated(in thousands):

Nonperforming Assets at December 31,

	2002	2001	2000	1999	1998
Nonaccrual loans(1)	$797	$1,947	$999	$477	$1,235
Loans 90 days or more past due and still accruing	249	18	0	7	0

Total nonperforming loans	1,046	1,965	999	484	1,235
Other real estate owned	995	72	505	1,036	1,069

Total nonperforming assets	$2,041	$2,037	$1,504	$1,520	$2,304

Nonperforming loans as a percentage of total gross loans	0.28%	0.50%	0.55%	0.41%	1.16%
Nonperforming assets as a percentage of total assets	0.32%	0.32%	0.48%	0.67%	1.26%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.54%	0.52%	0.83%	1.29%	2.14%

Allowance for Loan Losses

        We maintain an ALL at a level which, in our judgement, is adequate to cover the inherent risk of loss associated with our loan portfolio. The provision for loan losses is an expense charged against income and added to the ALL in amounts deemed appropriate by us to maintain the ALL at an adequate level. Our judgement of the ALL, as discussed below, is based on the evaluation of the collectibility of the loan portfolio, including the nature of the portfolio credit concentrations, trends in historic loss experience, specific impaired loans and economic conditions. It is only a judgement based on estimates, and no assurance can be given that the judgement and estimates will accurately predict losses in the future.

        On an ongoing basis, we perform monthly assessments of the ALL to determine its adequacy. Specifically, classifed and "watch list" credits are reviewed to denote sufficiency of any specific reserves established on such credits. We evaluate and establish an estimate of the loss potential on each such loan while considering industry risk factors, economic circumstances, and related matters. This analysis/process involves extensive judgement and eventual losses may therefore differ from even the most recent estimates.

        We formally assess the ALL in a multi-step process on a quarterly basis. The determination of the ALL begins with us reviewing each individual classified or criticized loan in detail, evaluating, among other things, the adequacy of collateral, payment record, current loan status and borrower financial capacity. A loan loss reserve is assigned to each classified and criticized loan (loans categorized as "Substandard," "Doubtful" and "Loss" as well as "Special Mention") from this quarterly review based upon the specifics of the loan's circumstances, including updated collateral value, borrower's or guarantor's financial capacity, payment record and recent conversations with the borrower. Additionally, each quarter we update our eight-quarter loss migration analysis to derive a rolling, 2-year loan loss experience percentage by loan category. Specific loan pools by type (e.g., commercial loans, consumer loans) are assigned an appropriate reserve factor based upon our historical charge-off experience or a minimum "floor", whichever is greater, and then factors are adjusted for current conditions. The Bank then applies the minimum percentage reserve factors in determining the ALL. These reserve factors have floors that range from 0.40% to 0.80% depending on the particular loan category.

        The ALL can be further impacted (increased or decreased) by our assessment of risk. Our risk assessment consists of a variety of factors. These factors are required to be considered when determining the ALL. The factors considered by us include items such as: changes in lending policies and procedures; changes in national/local economic conditions; changes in the nature and volume of the portfolio; changes in experience, ability and depth of lending staff, changes in past dues, classified and non-accruals; changes in quality of loan review systems; existence and effect of loan concentrations as well as the effect of external factors (competition, legal, regulatory policies, etc.). Although all of these factors are consistently considered and applied, the combined risk assessment has a relatively nominal effect on the provision and allowance. These factors are considered and evaluated, but do not readily determine the provision or allowance.

        After our assessment of risk is taken into consideration, the resulting loan loss factor of each loan category is then applied to the existing loan portfolio by category and added to the loan loss reserve total from the review of the criticized and classified loans to arrive at a total ALL. This total ALL is then compared to a regulatory reasonableness test to ensure that our ALL compares favorably.

        Although various factors go into the determination of the ALL, different factors have greater or lesser weights associated with them. For example, although the impact of economic factors is a consideration in determining the ALL, it generally has a minimal or nominal effect on the total allowance in comparison to actual losses which have a much greater effect on the determination of the ALL.

        Because specific loan circumstances are reviewed together with the broader total historical loan loss experience, which may be further impacted by our evaluation of internal and external factors, changes in asset quality can have a beneficial impact to one component of the ALL without unduly influencing the other components.

        The process of determining the ALL involves judgmental discretion, and eventual losses may therefore differ from even the most recent estimates. Accordingly, we attempt to provide for additional potential losses not yet identified as known concerns in order to establish and maintain the allowance at a level that should be sufficient on an ongoing basis.

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

        For the year ended December 31, 2002, we had net charge-offs of $115,000 as compared to net recoveries of $53,000 in 2001 and net charge-offs of $119,000 in 2000.

        As of December 31, 2002 the allowance for loan losses was $5.4 million or 1.44% of total loans. As of December 31, 2001, the allowance for loan losses was $4.6 million or 1.17% of total loans. Although these levels are deemed adequate by us, no assurance can be given that further economic difficulties or other circumstances which would adversely affect our borrowers and their ability to repay outstanding loans will not occur that would result in increased losses in our loan portfolio. These losses could possibly exceed the amount then reserved for loan losses.

        Statement of Financial Accounting Standards No.114, Accounting by Creditors for Impairment of a Loan (SFAS 114), as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan—Income Recognition and Disclosures provides that when it is probable that a creditor will be unable to collect all amounts due in accordance with the terms of the loan that such loan is deemed impaired. Impaired loans are accounted for differently in that the amount of the impairment is measured and reflected in the records of the creditor. Information concerning our impaired loans at December 31, 2002 and 2001 is contained in Note 3 to the Consolidated Financial Statements (see "Item 8" herein).

        The table below summarizes, for the periods indicated, loan balances at the end of each period and the daily averages during the period; changes in the allowance for loan losses arising from loans charged-off, recoveries on loans previously charged-off, and additions to the allowance which have been charged against earnings and certain ratios related to the allowance for loan losses:

Analysis of the Allowance for Loan Losses

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$4,557	$1,843	$1,242	$1,439	$1,773
Adjustments(1)	—	2,436	465	—	—
Charge-offs:
Real estate—mortgage	60	—	225	10	179
Commercial	65	98	17	482	231
Consumer and other	83	58	34	70	225

Total charge-offs	208	156	276	562	635

Recoveries:
Real estate—mortgage	55	—	28	2	43
Commercial	25	198	110	166	72
Consumer and other	13	11	19	17	36

Total recoveries	93	209	157	185	151

Net charge-offs (recoveries)	115	(53)	119	377	484
Provision charged to operating expense	1,000	225	255	180	150

Ending balance	$5,442	$4,557	$1,843	$1,242	$1,439

Loans at end of period	$379,142	$389,556	$181,447	$117,177	$106,579
Average loans during period	$389,430	$187,941	$142,970	$105,922	$97,660
Ratios:
Allowance to loans at end of period	1.44%	1.17%	1.02%	1.06%	1.35%
Net charge-offs (recoveries) to average loans during period	0.03%	-0.03%	0.08%	0.36%	0.50%
Net charge-offs (recoveries) to allowance at beginning of period	2.52%	-2.88%	9.58%	26.20%	27.30%

(1)
Acquired $2,436,000 in reserves in connection with the merger with MCB in 2001 and $465,000 in reserves in connection with the acquisition of Valley Merchants Bank in 2000.

        The following table provides a breakdown of the allowance for loan losses as of the dates indicated:

Allocation of the Allowance for Loan Losses

	2002		2001		2000		1999		1999
	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans	1998 Allowance for Loan Losses	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real Estate	$3,243	89.40%	$2,367	78.20%	$959	73.00%	$541	68.40%	$446	64.30%
Commercial	1,462	8.80	1,462	18.00	611	21.80	246	26.20	265	29.10
Consumer	127	1.80	300	3.80	273	5.20	455	5.40	728	6.60
Not Allocated	610	N/A	428	N/A	—	N/A	—	N/A	—	N/A

Total	$5,442	100.00%	$4,557	100.00%	$1,843	100.00%	$1,242	100.00%	$1,439	100.00%

Deposits

        Deposits are our primary source of funds. At December 31, 2002 we had a deposit mix of 34.8% in noninterest-bearing demand deposits, 46.0% in NOW, money market and savings deposits, and 19.2% in time deposits. Our deposits are obtained from a cross-section of the communities we serve. Our business is not seasonal in nature. We accept deposits in excess of $100,000 from our customers. Those deposits are priced to remain competitive. As of each of the reporting periods covered we had no brokered funds on deposit.

        We are not dependent upon funds from sources outside of the United States nor do we have any and have not made loans to any foreign entities. We have not made any loans to finance leveraged buyouts or for highly leveraged transactions.

        As of December 31, 2002 we had total deposits of $530.8 million an increase of $12.8 million, or 2.5%, from December 31, 2001. Increases in noninterest-bearing demand deposits were partially offset by decreases in time certificates of deposit.

        Our noninterest-bearing demand deposit accounts increased 18.5% to $184.7 million at December 31, 2002 compared to $155.9 million at December 31, 2001.

        Our money market deposit accounts ("MMDA"), negotiable order of withdrawal accounts ("NOW") and savings accounts increased 0.7% to $244.4 million at December 31, 2002 compared to $242.6 million at December 31, 2001.

        Our total time certificates of deposit decreased 14.9% to $101.7 million at December 31, 2002 compared to $119.5 million at December 31, 2001.

        The following tables summarize the distribution of average daily deposits and the average daily rates paid for the periods indicated (in thousands):

	For the Years Ended December 31,
	2002		2001		2000
	Average Balance	Average Rate	Average Balance	Average Rate	Average Balance	Average Rate
Noninterest-bearing demand deposits	$171,522		$98,168		$82,041
Money market	163,849	1.80%	40,624	2.95%	47,685	2.89%
NOW	54,966	0.36%	39,495	1.64%	15,875	2.28%
Savings	34,327	0.65%	27,368	2.34%	22,575	2.69%
Time deposits, $100,000 and over	65,151	2.00%	46,388	4.53%	24,173	5.01%
Other time deposits	40,406	2.58%	33,910	4.79%	23,939	5.67%

Total deposits	530,221	1.08%	285,953	2.17%	216,288	2.27%
Other borrowings	18,221	3.87%	25,187	4.77%	19,659	6.39%
Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures	13,477	10.19%	10,000	10.96%	7,889	10.88%

Total deposits and borrowed funds	561,919	1.39%	321,140	2.65%	243,836	2.88%

        The following table shows the scheduled maturities of our time deposits in denominations of $100,000 or greater at December 31, 2002:

Time remaining to maturity	December 31, 2002
Three months or less	$38,595
After three months to six months	16,670
After six months to one year	8,009
After twelve months	1,236

Total	$64,510

Other Borrowings

        Other borrowings as of December 31, 2002 and 2001 were $23.6 million and $40.2 million, respectively. The $16.6 million decrease in other borrowings was primarily due to the $12.5 million increase in our total deposits. As our deposits increase, we are able to reduce our reliance on higher-cost, wholesale funding. At December 31, 2002, borrowings consisted of Federal Home Loan Bank (FHLB) advances. The average balance of the other borrowings during 2002 was 18.2 million with a weighted average rate of 3.87%. During 2001, the average balance of the other borrowings was $25.2 million with a weighted average rate of 4.77%. See Note 10 of the Notes to Consolidated Financial Statements for additional information concerning other borrowings.

Liquidity and Cash Flow

        The objective of our liquidity management is to maintain our ability to meet the day-to-day cash flow requirements of our customers who either wish to withdraw funds or require funds to meet their credit needs. We must manage our liquidity position to meet the needs of our customers while maintaining an appropriate balance between assets and liabilities to meet the return on investment expectations of our shareholders. We monitor the sources and uses of funds on a daily basis to maintain an acceptable liquidity position. In addition to liquidity from core deposits and repayments and maturities of loans and investments, we also have the ability to sell securities under agreements to repurchase, obtain FHLB advances or purchase overnight Federal Funds.

        BB is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, BB is responsible for the payment of the interest on the outstanding trust preferred securities and the dividends paid on our common stock. Substantially all of BB's revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to BB. At December 31, 2002, the Bank had approximately $2.1 million available to be paid as a dividend to BB. We do not believe that such restrictions will adversely impact BB's ability to meet its ongoing cash obligations.

        As of December 31, 2002, we did not have any material commitments for capital expenditures.

        Net cash provided by operating activities totaled $10.0 million in 2002, compared to $4.2 million in 2001 and $4.9 million in 2000. The $5.8 million increase in net cash provided by operating activities in 2002 was primarily due to the merger with MCB on December 31, 2001.

        Net cash used in investing activities totaled $4.7 million in 2002, compared to $58.7 million in 2001 and $32.5 million in 2000. The $54 million decrease in net cash used in investing activities in 2002 was primarily due to the increase in the principal reduction of mortgage-backed securities and the net decrease in loans to customers.

        Net cash used in financing activities was $7.4 million in 2002, compared to net cash provided by financing activities of $72.2 million in 2001 and $30.5 million in 2000. A reduction in our certificates of deposit and borrowings from the Federal Home Loan Bank contributed to the net use of cash in financing activities in 2002.

Capital Resources

        Shareholders' equity at December 31, 2002 increased to $58.4 million from $54.6 million at December 31, 2001. We paid cash dividends of $0.04 and $0.02 per common share in 2002 and 2001, respectively.

        We had $13.5 million in trust preferred securities outstanding at December 31, 2002 and 2001. Under applicable regulatory guidelines, the trust preferred securities qualify as Tier I capital up to a maximum of 25% of Tier I capital. Any additional portion of trust preferred securities would qualify as Tier 2 capital. As of December 31, 2002, all of the $13.5 million in trust preferred securities outstanding qualified as Tier I Capital.

        A banking organization's total qualifying capital includes two components: core capital (Tier 1 capital) and supplementary capital (Tier 2 capital). Core capital, which must comprise at least half of total capital, includes common shareholders' equity, qualifying perpetual preferred stock, trust preferred securities and minority interests, less goodwill. Supplementary capital includes the allowance for loan losses (subject to certain limitations), other perpetual preferred stock, trust preferred securities, certain other capital instruments and term subordinated debt. Our major capital components are shareholders' equity and trust preferred securities in core capital, and the allowance for loan losses in supplementary capital.

        At December 31, 2002, the minimum risk-based capital requirements to be considered adequately capitalized were 4.0% for core capital and 8.0% for total capital. Federal banking regulators have also adopted leverage capital guidelines to supplement risk-based measures. The leverage ratio is determined by dividing Tier 1 capital as defined under the risk-based guidelines by average total assets (not risk-adjusted) for the preceding quarter. The minimum leverage ratio is 4.0%, although most banking organizations are expected to exceed that amount by 1.0% or more, depending on their circumstances.

        At December 31, 2002, we maintained capital levels that exceeded the well-capitalized guidelines. For additional information on capital levels and capital ratios, see Note 28 A of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

Recent Accounting Developments

Business Combinations

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS No. 141"). SFAS No. 141 requires that all business combinations within the scope of SFAS No. 141 to be accounted for using the purchase method. Previously, the pooling-of-interests method was allowed whenever certain criteria were met. Because those criteria did not distinguish economically dissimilar transactions, similar business combinations were accounted for using different methods that produced dramatically different financial statement results. SFAS No. 141 requires separate recognition of intangible assets apart from goodwill if they meet one of two criteria, the contractual-legal criterion or the separability criterion. SFAS No. 141 also requires the disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

        The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001. We adopted SFAS No. 141 on July 1, 2001.

Goodwill and Other Intangible Assets

        In June 2001, the FASB also issued SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 addresses how intangible assets that are acquired individually or within a group of assets, but not those acquired in a business combination, should be accounted for in the financial statements upon their acquisition. SFAS No. 142 adopts a more aggregate view of goodwill and bases the accounting on the units of the combined entity into which an acquired entity is aggregated. SFAS No. 142 also prescribes that goodwill and intangible assets that have indefinite useful lives will not be amortized but rather tested at least annually for impairment. Intangible assets that have definite lives will continue to be amortized over their useful lives. SFAS No. 142 provides specific guidance for the testing of goodwill for impairment, which may require re-measurement of the fair value of the reporting unit. Additional ongoing financial statement disclosures are also required.

        We adopted SFAS 142 on January 1, 2002.

Accounting for Asset Retirement Obligations

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.

        SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. We do not expect adoption of SFAS No. 143 to have a material impact on our financial condition or operating results.

Accounting for Impairment or Disposal of Long-Lived Assets

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and APB Opinion No. 30 ("APB No. 30"), "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

        We adopted SFAS No. 144 on January 1, 2002. The implementation of this standard had no material impact on our financial condition or operating results.

Gains and Losses from Extinguishment of Debt

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). Among other provisions, SFAS No. 145 rescinds SFAS 4, "Reporting Gains and Losses from Extinguishment of Debt." Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB No. 30 should be reclassified to income from continuing operations in all prior periods presented.

        SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. We elected early adoption of SFAS No. 145. Gains and losses on the extinguishment of debt are recorded as other income in the Consolidated Statement of Operations. The implementation of this standard had no material impact on our financial condition or operating results.

Accounting for Costs Associated with Exit or Disposal Activities

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred and nullifies the guidance of EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)", which recognized a liability for an exit cost at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that the initial measurement of a liability be at fair value.

        SFAS No. 146 will be effective for exit or disposal activities that are initiated after December 31, 2002. We do not expect adoption of SFAS No. 146 to have a material impact on our financial condition or operating results.

Acquisitions of Certain Financial Institutions

        In July 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions" ("SFAS No. 147"). SFAS No. 147 provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, SFAS No. 146 requires that transactions involving the acquisition of financial institutions be accounted for in accordance with SFAS 141. In addition, SFAS No. 147 amends SFAS No. 144 to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

        Provisions of SFAS No. 147, which relate to the application of the purchase method of accounting, are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The adoption of SFAS No. 147 did not have a material impact on our financial condition or operating results.

Accounting for Stock-Based Compensation—Transition and Disclosure

        In January 2003, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation" ("SFAS No. 148"). SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, "Accounting for Stock" ("APB No. 25") issued to employees, certain disclosures have to be made for any period for which an income statement is presented.

        SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. We continue to apply APB No. 25 in accounting for stock based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

        In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34" ("FIN 45"). FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

        The initial recognition and initial measurement of a liability of a guarantor shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The guarantor's previous accounting for guarantees issued prior to the date of this Interpretation's initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

        We do not expect the full adoption of FIN 45 to have a material impact on our financial condition or operating results.

Consolidation of Variable Interest Entities

        In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

        FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

        FIN 46 may be applied prospectively with a cumulative-effect adjustment as of the date on which it is first applied or by restating previously issued financial statements for one or more years with a cumulative-effect adjustment as of the beginning of the first year restated.

        We do not expect the adoption of FIN 46 to have a material impact on our financial condition or operating results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        Our financial performance is impacted by, among other factors, interest rate risk and credit risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

        Interest rate risk is the degree of change in net interest income and economic value of equity due to changes in interest rates. This risk is addressed by our Investment Committee which includes senior management representatives. We manage the balance sheet, in part, to maintain the forecasted changes in net interest income and economic value of equity within acceptable ranges despite changes in overall interest rates.

        Our exposure to interest rate risk is reviewed on at least a quarterly basis by the Investment Committee. Interest rate risk exposure is measured using interest rate sensitivity analysis to determine our change in net interest income and economic value of equity resulting from changes in overall interest rates. If potential changes to net interest income and economic value of equity resulting from hypothetical changes in overall interest rates are outside of board-approved limits, then the board may advise management to adjust its asset and liability mix to bring the interest rate risk to within Board-approved limits.

Net Interest Income Simulation

        The impact of interest rate changes on net interest income are measured using net interest income simulation. The various products in our balance sheet are modeled to simulate their income (and cash flow) behavior in relation to changes in interest rates. Net interest income for the next 12 months is calculated for current interest rates and for immediate and sustained rate shocks.

        The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion. As of December 31, 2002, our net interest income simulation analysis indicated that our net interest income for the next 12 months would increase by 6.0% if rates increased 100 basis points, and decrease by 6.2% if rates decreased 100 basis points.

        This analysis calculates changes in net interest income for a given set of market rate changes and assumptions. It assumes the balance sheet grows modestly, but that its composition remains similar to the composition at year-end. It does not account for all the factors that impact this analysis including changes that management may make in the balance sheet composition to mitigate the impact of interest rate changes or secondary impacts such as changes to our credit risk profile as interest rates change. Furthermore, loan prepayment rate estimates and spread relationships change regularly. Interest rate changes create changes in actual loan prepayment rates that will differ from the market estimates incorporated in the analysis. In addition, the proportion of adjustable-rate loans in our portfolio could decrease in future periods if market interest rates remain at or decrease below current levels. Changes that vary significantly from the assumptions may have significant effects on our net interest income.

        The results of this sensitivity analysis should not be relied upon as indicative of actual future results.

Economic Value of Equity

        The economic value of equity is computed by estimating the changes in economic, or market, value of equity over a range of potential changes in overall interest rates. The economic value of equity is the market value of our assets minus the market value of our liabilities. The market value of each asset and liability is the net present value of the expected future cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease ("shock") in interest rates. As of December 31, 2002, our economic value of equity analysis indicated that our economic value of equity would decrease by 2.3% if rates increased 100 basis points, and increase by 1.9% if rates decreased 100 basis points.

        The economic value of equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes.

Item 8. Financial Statements and Supplementary Data.

BUSINESS BANCORP AND SUBSIDIARIES

DECEMBER 31, 2002, 2001, AND 2000

Independent Auditors' Report

Board of Directors and Stockholders
Business Bancorp
San Rafael, California

        We have audited the accompanying consolidated balance sheets of Business Bancorp and Subsidiaries (the "Bancorp") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Bancorp's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Business Bancorp and Subsidiaries as of December 31, 2002 and 2001, and the results of its operations, changes in its stockholders' equity, and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/  VAVRINEK, TRINE, DAY & CO., LLP

Rancho Cucamonga, California
February 25, 2003

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 and 2001

	2002	2001
Assets
Cash and due from banks	$32,480,830	$34,614,727
Interest-bearing deposits in other financial institutions	50,000	50,000
Investment securities
Available-for-sale	179,179,885	168,901,737
Held-to-maturity	—	1,025,758
Federal Home Loan Bank and Federal Reserve Bank restricted stock, at cost	2,640,700	3,112,800
Loans, net of unearned income	378,100,244	388,447,347
Less Allowance for Loan Losses	(5,441,897)	(4,557,616)

Net Loans	372,658,347	383,889,731
Premises and equipment	12,360,962	9,725,253
Accrued interest receivable	2,714,708	2,885,574
Deferred tax asset	634,439	1,126,210
Other real estate owned, net	995,441	72,584
Goodwill	20,121,477	19,543,979
Intangible assets	1,789,703	2,131,038
Other assets	5,305,108	4,170,294

Total Assets	$630,931,600	$631,249,685

Liabilities and Stockholders' Equity
Liabilities
Deposits
Noninterest-bearing	184,728,355	155,935,475
Interest-bearing	346,110,975	362,150,549

Total Deposits	530,839,330	518,086,024
Borrowed funds	23,625,000	40,223,796
Bancorp Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures	13,462,293	13,495,313
Accrued interest and other liabilities	4,558,542	4,887,832

	572,485,165	576,692,965

Commitments and Contingencies (Note #12)	—	—
Stockholders' Equity
Serial preferred stock—no par value, 20,000,000 shares authorized but unissued	—	—
Common stock—no par value, authorized 20,000,000 shares, issued and outstanding, 3,944,899 and 4,102,255 shares in 2002 and 2001, respectively	36,528,583	35,141,371
Retained earnings	19,487,159	18,388,464
Accumulated other comprehensive income, net of taxes	2,430,693	1,026,885

Total Stockholders' Equity	58,446,435	54,556,720

Total Liabilities and Stockholders' Equity	$630,931,600	$631,249,685

The accompanying notes are an integral part of these financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

	2002	2001	2000
Interest Income
Interest and fees on loans	$30,592,674	$18,255,378	$15,701,729
Interest on investment securities
Taxable	6,339,467	5,489,230	4,544,567
Exempt from Federal taxes	1,109,628	1,168,100	1,037,126
Interest on deposits	8,516	81,557	90,049
Interest on Federal funds sold	37,307	100,726	34,885

Total Interest Income	38,087,592	25,094,991	21,408,356

Interest Expense
Interest on deposits
NOW and money market accounts	3,141,611	1,845,678	1,739,211
Savings	222,223	639,692	606,364
Time deposits $100,000 and over	1,305,354	2,102,199	1,356,732
Time deposits under $100,000	1,042,407	1,625,380	1,210,610
Interest on Trust Preferred Securities	1,372,480	1,081,111	857,917
Interest on other borrowings	705,364	1,216,412	1,256,808

Total Interest Expense	7,789,439	8,510,472	7,027,642

Net Interest Income	30,298,153	16,584,519	14,380,714
Provision for Loan Losses	1,000,000	225,000	255,000

Net Interest Income After Provision for Loan Losses	29,298,153	16,359,519	14,125,714
Other Income
Service fees	3,272,221	2,409,960	1,936,045
Gain on sale of SBA loans	281,791	39,779	11,967
Gain on sale of other real estate owned	—	52,779	197,504
Gain on sale of investments	265,681	816,836	43,321
Other income	1,028,180	750,969	627,295

Total Other Income	4,847,873	4,070,323	2,816,132

Other Expenses
Salaries and employee benefits	12,543,825	8,480,565	6,797,516
Occupancy, net	2,372,110	1,072,065	854,444
Furniture and equipment	1,714,517	1,062,620	897,670
Other operating expenses	8,260,189	5,912,653	5,027,752

Total Other Expenses	24,890,641	16,527,903	13,577,382

Income Before Income Taxes	9,255,385	3,901,939	3,364,464

Income Taxes
Current	4,301,267	1,395,900	1,447,550
Deferred	(797,208)	(884)	(352,750)

	3,504,059	1,395,016	1,094,800

Net Income	$5,751,326	$2,506,923	$2,269,664

Earnings Per Share
Basic	$1.46	$1.18	$1.08

Diluted	$1.39	$1.14	$1.07

The accompanying notes are an integral part of these financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

	Number of Shares Outstanding	Common Stock	Comprehensive Income	Retained Earnings	Accumulated Other Comprehensive Income	Total Stockholders' Equity
Balance, January 1, 2000	1,975,961	$6,256,854		$13,652,558	$(877,999)	$19,031,413
Stock options exercised, including the realignment of tax benefits of $25,851	50,836	389,161				389,161
Stock issued to 401-K Plan	72	611				611
Comprehensive Income
Net income for the period			$2,269,664	2,269,664		2,269,664
Unrealized security holding gains (net of $1,304,866 tax)		1,877,734		1,877,734		1,877,734
Reclassification adjustment for realized gains (net of $17,762 tax expense)			(25,559)		(25,559)	(25,559)

Total comprehensive income			$4,121,839

Balance, December 31, 2000	2,026,869	6,646,626		15,922,222	974,176	23,543,024
Stock options exercised	7,200	40,000				40,000
Stock issued in connection with purchase of MCB Financial Corporation	1,873,370	28,454,745				28,454,745
Cash dividend paid				(40,681)		(40,681)
Comprehensive Income
Net income for the period			$2,506,923	2,506,923		2,506,923
Unrealized security holding gains (net of $373,029 tax)			533,381		533,381	533,381
Reclassification adjustment for realized gains (net of $336,164 tax expense)			(480,672)		(480,672)	(480,672)

Total comprehensive income			$2,559,632

Balance, December 31, 2001	3,907,439	35,141,371		18,388,464	1,026,885	54,556,720
Stock dividends paid	194,816	2,689,098		(2,689,098)		—
Cash paid in lieu of fractional shares				(5,423)		(5,423)
Stock options exercised, including the realignment of tax benefits of $268,463	198,456	1,745,704				1,745,704
Cash dividend paid				(154,337)		(154,337)
Stock repurchased	(355,812)	(3,047,590)		(1,803,773)		(4,851,363)
Comprehensive Income
Net income for the period			$5,751,326	5,751,326		5,751,326
Unrealized security holding gains (net of $1,091,107 tax)			1,560,150		1,560,150	1,560,150
Reclassification adjustment for realized gains (net of $109,339 tax expense)			(156,342)		(156,342)	(156,342)

Total comprehensive income			$7,155,134

Balance, December 31, 2002	3,944,899	$36,528,583		$19,487,159	$2,430,693	$58,446,435

The accompanying notes are an integral part of these financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000

	2002	2001	2000
Cash Flows From Operating Activities
Net Income	$5,751,326	$2,506,923	$2,269,664
Adjustments to Reconcile Net Income to Net Cash Provided by Operating Activities
Depreciation and amortization of premises and equipment	1,304,439	902,069	730,220
Amortization of intangibles	341,335	654,667	400,845
Amortization of premium on trust preferred securities	(33,020)	—	—
Provision for loan losses	1,000,000	225,000	255,000
Provision for losses on other real estate owned	67,209	5,000	64,586
Net gain on sale of assets	(288,763)	(893,511)	(279,384)
Decrease/(increase) in accrued interest receivable	170,866	(26,825)	(609,164)
(Increase)/decrease in deferred assets	(489,998)	(678,348)	605,138
Net amortization/accretion of premiums/discounts on investment securities	3,263,511	1,800,132	704,158
FHLB stock dividend	(113,300)	(90,500)	(99,000)
Net increase in cash surrender value of life insurance policies	(126,905)	(67,669)	(63,899)
Increase in other assets	(557,446)	(56,473)	(572,947)
(Decrease)/increase in interest payable and other liabilities	(329,290)	(69,361)	1,316,301
(Increase)/decrease in prepaid taxes	—	(6,865)	193,260

Net Cash Provided By Operating Activities	9,959,964	4,204,239	4,914,778

Cash Flows From Investing Activities
Net change in interest-bearing deposits in other financial institutions	—	3,314,000	1,586,000
Proceeds from maturities of available-for-sale securities	22,100,000	100,000	880,000
Proceeds from sales of investment securities available-for-sale	8,420,328	34,734,683	14,734,593
Proceeds from maturities of held-to-maturity securities	1,000,000	1,000,000	—
Principal reduction of mortgage-backed securities	60,581,383	29,071,973	8,649,254
Purchase of investment securities available-for-sale	(101,966,354)	(115,379,319)	(23,922,813)
Purchase of investment securities held-to-maturity	—	(1,034,609)	—
Purchase of Valley Merchants Bank (net of cash and cash equivalents acquired)	—	—	(5,554,281)
Purchase of MCB Financial Corporation (net of cash and cash equivalents acquired)	(577,498)	16,909,655	—
Purchase of Federal Home Loan Bank and Federal Reserve Bank stock	(1,303,400)	(2,288,750)	—
Redemption of Federal Home Loan Bank stock	1,888,800	852,600	52,800
Purchase of life insurance policies	(182,000)	—	(603,082)
Net decrease/(increase) in loans to customers	9,148,706	(24,518,327)	(28,162,762)
Recoveries of loans previously written-off	92,612	209,886	156,969
Capital expenditures	(3,960,666)	(1,895,339)	(1,209,282)
Proceeds from sale of equipment	43,600	28,282	42,300
Proceeds from sale of other real estate owned	—	175,838	898,722

Net Cash Used In Investing Activities	(4,714,489)	(58,719,427)	(32,451,582)

The accompanying notes are an integral part of these financial statements.

	2002	2001	2000
Cash Flows From Financing Activities
Net increase in demand deposits, NOW accounts, savings accounts, and money market deposits	$30,564,294	$22,438,277	$7,285,511
Net (decrease)/increase in certificates of deposit	(17,810,988)	20,272,073	20,886,355
Net (decrease)/increase in FHLB borrowing	(16,598,796)	29,499,132	(8,075,000)
Issuance of Bancorp obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	—	—	10,000,000
Stock options exercised, net of tax effect	1,477,241	40,000	389,161
Cash dividends paid	(154,337)	(40,681)	—
Stock repurchased	(4,851,363)	—	—
Stock issued through 401(K) plan	—	—	611
Cash paid in lieu of fractional shares	(5,423)	—	—

Net Cash (Used In)/Provided By Financing Activities	(7,379,372)	72,208,801	30,486,638

Net (Increase)/Decrease in Cash and Cash Equivalents	(2,133,897)	17,693,613	2,949,834
Cash and Cash Equivalents, Beginning of Year	34,614,727	16,921,114	13,971,280

Cash and Cash Equivalents, End of Year	$32,480,830	$34,614,727	$16,921,114

Supplemental Disclosure of Cash Flows Information
Interest paid	$7,680,138	$6,144,374	$1,196,226

Income taxes paid	$2,455,000	$1,450,000	$1,210,000

Non-Cash Investing Activities
Net change in accumulated other comprehensive income	$1,403,808	$52,709	$1,852,175

Transfer from loans to OREO	$990,066	$—	$135,947

Origination of loans to facilitate OREO	$—	$304,111	$—

Non-Cash Financing Activities
Tax effect of stock options exercised	$268,463	$—	$25,851

Supplemental Disclosure
Net change in assets/liabilities due to acquisition
Increase in interest-bearing deposits in other financial institutions	$—	$—	$4,950,000

Increase in investments	$—	$27,219,420	$6,812,259

Increase in net loans	$—	$180,977,000	$35,678,924

Increase in premises and equipment	$—	$3,222,892	$1,414,229

Increase in other real estate owned	$—	$—	$90,000

Increase in goodwill and other intangible assets	$577,498	$14,783,951	$5,711,007

Increase in other assets	$—	$2,149,762	$1,070,318

Increase in demand, money market and savings deposits	$—	$177,768,481	$39,015,744

Increase in certificates of deposit	$—	$32,680,000	$10,570,707

Increase in other borrowings	$—	$599,664	$—

Increase in trust preferred securities	$—	$3,495,313	$—

Increase in other liabilities	$—	$2,011,670	$586,005

The accompanying notes are an integral part of these financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002, 2001, and 2000

Note #1—Summary of Significant Accounting Policies

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

        B.    Nature of Operations

        Business Bancorp, a bank holding company, was incorporated on January 21, 2000 in the State of California for the purpose of acquiring and holding all of the outstanding stock of the Bank. Business Capital Trust I, which is a Delaware statutory trust, and MCB Statutory Trust I, which is a Connecticut statutory trust, are subsidiaries of Business Bancorp. These trusts were formed for the exclusive purpose of issuing and selling trust preferred securities. On December 31, 2001, the Bancorp completed the acquisition of MCB Financial Corporation and Subsidiaries. The Bank has been organized as a single operating segment and operates fifteen branches in the Inland Empire region of Southern California and in the Northern California cities of San Rafael, Petaluma, San Francisco, South San Francisco and Hayward, and provides a variety of financial services to individuals and small-to-medium size businesses. The Bank offers a full range of commercial banking services including the acceptance of checking and savings deposits, and originating various types of installment, commercial and real estate loans.

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

        Banking regulations require that all banks maintain a percentage of their deposits as reserves in use or on deposit with the Federal Reserve Bank. The Bank complied with the reserve requirements as of December 31, 2002.

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

        I.    Premises and Equipment

        Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Repairs and maintenance are expensed as incurred. Depreciation is computed on the straight-line basis over the estimated useful lives of the related assets, which range from three to thirty years. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the improvements or the remaining lease term, whichever is shorter. Depreciation and amortization expense was $1,304,439, $902,069, and $730,220 for the years ended December 31, 2002, 2001, and 2000, respectively.

        J.    Goodwill and Other Intangibles

        Goodwill represents the excess of the purchase price over the estimated fair value of the net assets associated with acquisition transactions of the Company accounted for as a purchase. Core deposit intangibles represent the intangible value of depositor relationships resulting from deposit liabilities assumed in acquisitions and are amortized not more than fifteen years. Goodwill generated from purchase business combinations consummated prior to the issuance of SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," was amortized on a straight-line basis over a life not to exceed 20 years. Under the new statement, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but will be tested for impairment at least annually. The Company adopted SFAS No. 142, "Accounting for Goodwill and Other Intangible Assets," effective January 1, 2002. The Statement also requires intangible assets with definite lives to be amortized over their respective estimated useful lives or to their estimated residual values and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Amortization of core deposit intangibles charged to operations for 2002, 2001, and 2000 was approximately $341,000, $130,000, and $130,000, respectively.

        K.    Loan Sales and Servicing

        Gains and losses from the sale of participating interests in loans guaranteed by the Small Business Administration (SBA) are recognized based on the premium received or discount paid and the cost basis of the portion of the loan sold. The cost basis of the portion of the loan sold was arrived at by allocating the total cost of each loan between the guaranteed portion of the loan sold, the unguaranteed portion of the loan retained, servicing assets and interest-only strip receivable, based on their relative fair values. The book value allocated to the unguaranteed portion of the loan, if less than the principal amount, is recorded as a discount on the principal amount retained. The discount is accreted to income over the remaining estimated life of the loan. The Bank retains the servicing on the portion of the loans sold and recognizes income on the servicing fees that are received.

        L.    Income Taxes

        Deferred income taxes are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events that have been recognized in the consolidated financial statements. A valuation allowance is established to reduce the deferred tax asset to the level at which it is "more likely than not" that the tax asset or benefits will be realized. Realization of tax benefits of deductible temporary differences and operating loss carryforwards depends on having sufficient taxable income of an appropriate character within the carryforward periods.

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

        O.    Earnings Per Share (EPS)

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

        P.    Stock-Based Compensation

        SFAS No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Bancorp has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Bank's stock at the date of the grant over the amount an employee must pay to acquire the stock.

        Had compensation cost for the Bank's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Bank's net income and earnings per share would have been reduced to the pro forma amount indicated below:

	2002	2001	2000
Net income:
As reported	$5,751,326	$2,506,923	$2,269,664
Stock-based compensation using the intrinsic value method	—	—	—
Stock-based compensation that would have been reported using the fair value method of SFAS 123	(285,192)	(184,295)	(72,467)

Pro forma net income	$5,466,134	$2,322,628	$2,197,197

Basic earnings per share:
As reported	$1.46	$1.18	$1.08
Pro forma	1.39	1.09	1.05
Diluted earnings per share:
As reported	$1.39	$1.14	$1.07
Pro forma	1.32	1.06	1.04

        Q.    Comprehensive Income

        In accordance with SFAS No. 130, "Reporting Comprehensive Income," disclosure of comprehensive income and its components are reported by the Bancorp. Changes in unrealized gains (losses) on available-for-sale securities, net of income taxes, are the only component of accumulated other comprehensive income for the Bancorp.

        R.    Financial Instruments

        In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit as described in Note #12.

        S.    Disclosure About Fair Value of Financial Instruments

        SFAS No. 107 specifies the disclosure of the estimated fair value of financial instruments. The Bank's estimated fair value amounts have been determined by the Bank using available market information and appropriate valuation methodologies.

        However, considerable judgment is required to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Bank could have realized in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since the balance sheet date and, therefore, current estimates of fair value may differ significantly from the amounts presented in the accompanying notes.

        T.    Accounting for Business Capital Trust I and MCB Statutory Trust I

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

        U.    Current Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which requires the Bank to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of long-term assets. SFAS No. 143 is effective for the Bank in 2003; however, management does not believe adoption will have a material impact on the Bank's financial statements.

        V.    Reclassifications

        Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

Note #2—Investment Securities

        At December 31, 2002 and 2001, the investment securities portfolio was comprised of securities classified as available-for-sale and held-to-maturity, in accordance with the adoption of SFAS No. 115, resulting in investment securities available-for-sale being carried at fair value and investment securities held-to-maturity being carried at cost, adjusted for amortization of premiums and accretions of discounts.

Available-for-Sale Securities

        The amortized cost and estimated fair value of available-for-sale securities at December 31, 2002 and 2001, were as follows:

	December 31, 2002
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$3,033,298	$20,142	$—	$3,053,440
Obligations of state and political subdivisions	25,728,544	1,705,227	(64,016)	27,369,755
Mortgage backed securities	144,256,715	2,495,059	(339,764)	146,412,010
Corporate bonds	2,030,700	313,980	—	2,344,680

Total	$175,049,257	$4,534,408	$(403,780)	$179,179,885

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$26,155,320	$—	$—	$26,155,320
Obligations of U.S. Government agencies and corporations	1,064,100	—	—	1,064,100
Obligations of state and political subdivisions	20,533,760	598,984	(102,512)	21,030,232
Mortgage backed securities	117,371,155	1,551,547	(326,017)	118,596,685
Corporate bonds	2,032,351	39,529	(16,480)	2,055,400

Total	$167,156,686	$2,190,060	$(445,009)	$168,901,737

Held-to-Maturity Securities

        The Company had no held-to-maturity securities at December 31, 2002. The amortized cost and estimated fair value of held-to-maturity securities at December 31, 2001, were as follows:

	December 31, 2001
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury obligations	$1,025,758	$3,617	$—	$1,029,375

        The amortized cost and fair values of investment securities available-for-sale at December 31, 2002, by contractual maturity are shown below.

	Securities Available-for-Sale
	Amortized Cost	Fair Value
Amounts maturing in
One year or less	$3,033,298	$3,053,440
After one year through five years	99,987	104,791
After five years through ten years	10,426,305	10,811,353
After ten years	161,489,667	165,210,301

	$175,049,257	$179,179,885

        Proceeds from sales and maturities of investment securities available-for-sale during 2002, 2001, and 2000 were $30,520,328, $34,834,683, and $15,614,593, respectively. In 2002 gross gains on those sales were $265,681. There were no gross losses. In 2001, gross gains and gross losses on those sales were $818,360 and $1,524, respectively. In 2000, gross gains and gross losses on those sales were $81,889 and $38,568, respectively. Proceeds from principal reductions of mortgage-backed securities in 2002, 2001, and 2000 were $60,581,383, $29,071,973, and $8,649,254, respectively.

        Included in stockholders' equity at December 31, 2002 and 2001 are $2,430,693 of net unrealized gains, (net of $1,699,935 estimated tax expense), and $1,026,885 of net unrealized gains, (net of $718,166 estimated tax expense) respectively, in investment securities available-for-sale.

        Securities having a carrying value and a market value of approximately $107,020,000 and $117,235,000 at December 31, 2002 and 2001, respectively, were pledged to secure treasury, tax and loan items, FHLB borrowings and public monies, as required by law, and for other purposes.

Note #3—Loans

        The composition of the loan portfolio at December 31, 2002 and 2001, was as follows (certain reclassifications of loans were made during 2002 in conjunction with our systems conversion. As a result, the loans shown below at December 31, 2002 are classified differently than the loans shown at December 31, 2001.):

	2002	2001
Real estate	$338,909,470	$287,556,603
Commercial	33,440,774	90,194,627
Installment	6,187,451	10,100,658
All other (including overdrafts)	604,444	1,704,579

	379,142,139	389,556,467
Less: Deferred loan fees	(1,041,895)	(1,109,120)

Loans, Net of Deferred Loan Fees	$378,100,244	$388,447,347

        The following is a summary of the investment in impaired loans, the related allowance for credit losses, and income recognized thereon as of December 31:

	2002	2001	2000
Recorded investment in impaired loans	$797,000	$1,947,000	$—
Related allowance for loan losses	180,478	223,502	—
Average recorded investment in impaired loans	2,389,000	1,639,000	198,000
Cash receipts applied to reduce principal balance	—	192,884	9,702
Cash receipts recognized as interest income	—	7,123	269

        At December 31, 2002 and 2001, the Bank had approximately $249,000 and $18,000 in loans past due 90 days or more in interest or principal and still accruing interest.

Note #4—Allowance for Loan Losses

        Transactions in the allowance for loan losses are summarized as follows:

	2002	2001	2000
Balance, Beginning of Year	$4,557,616	$1,842,715	$1,241,733
Provision charged to expense	1,000,000	225,000	255,000
Allowance on loans acquired from MCB Financial Corporation in 2001 and Valley Merchants Bank in 2000	—	2,436,400	464,825
Loans charged-off	(208,331)	(156,385)	(275,812)
Recoveries	92,612	209,886	156,969

Balance, End of Year	$5,441,897	$4,557,616	$1,842,715

Note #5—Premises and Equipment

        Major classifications of premises and equipment are summarized as follows:

	2002	2001
Buildings and improvements	$10,656,262	$8,042,799
Furniture, equipment, and software	8,143,293	7,246,890
Construction in progress	89,694	150,568

	18,889,249	15,440,257
Less: accumulated depreciation and amortization	(8,513,522)	(7,358,329)

	10,375,727	8,081,928
Land	1,985,235	1,643,325

	$12,360,962	$9,725,253

Note #6—Other Assets

        On November 27, 1998, the Bank acquired a forty-nine percent equity investment in Financial Data Solutions, Inc., an affiliate which provides a variety of data processing services to the financial services industry. This investment, which is accounted for using the equity method, amounted to $1,384,471 and $506,600 at December 31, 2002 and 2001, respectively, and is included in other assets. Under the equity method, the original investment is recorded at cost and is adjusted periodically to recognize the Bank's share of earnings or losses after the date of acquisition. The condensed results of operations and financial position of Financial Data Solutions, Inc. at December 31, 2002 and 2001, are summarized as follows:

	December 31,
	2002	2001
Condensed Results of Operations
Revenues	$4,599,655	$3,201,144
Expenses	(4,108,818)	(3,141,156)

Net income	$490,837	$59,988

Condensed Financial Position
Total assets	$3,966,514	$2,265,060
Total liabilities	$1,141,800	$1,231,183

Note #7—Goodwill and Other Intangible Assets

        The Company adopted SFAS 142 on January 1, 2002. Upon adoption, the Company no longer amortizes goodwill. The following table presents the effect the adoption of SFAS 142 would have had on the period ended December 31, 2001 had SFAS 142 been applied retroactively:

	Twelve months ended December 31,
	2002	2001
Net income	$5,751,326	$2,506,923
Addback: Goodwill amortization	—	524,508

Adjusted net income	$5,751,326	$3,031,431

Basic earnings per share:
Net income	$1.46	$1.18
Goodwill amortization	—	0.24

Adjusted net income	$1.46	$1.42

Diluted earnings per share:
Net income	$1.39	$1.14
Goodwill amortization	—	0.24

Adjusted net income	$1.39	$1.38

        The following is a summary of core deposit intangibles as of December 31:

	2002	2001
Gross carrying amount	$2,799,000	$2,799,000
Accumulated amortization	(1,009,297)	(667,962)

	$1,789,703	$2,131,038

        Amortization of core deposit intangible assets for each of the next five years is estimated to be approximately $341,000 per year.

        SFAS No. 142 also requires an analysis of impairment of goodwill annually, or more frequently, upon the occurrence of certain events. During 2002, the Company completed the required impairment tests of goodwill. Based upon this evaluation, the Company's goodwill was not impaired at December 31, 2002. The Company has no indefinite-lived intangible assets.

Note #8—Income Taxes

        The provision for income taxes is comprised of the following current and deferred amounts:

	2002	2001	2000
Federal Income Tax
Current	$3,098,144	$960,600	$1,002,920
Deferred	(611,478)	(29,938)	(286,560)

	2,486,666	930,662	716,360

State Franchise Tax
Current	1,203,123	435,300	444,630
Deferred	(185,730)	29,054	(66,190)

	1,017,393	464,354	378,440

Total	$3,504,059	$1,395,016	$1,094,800

        As a result of the following items, the total tax expense for 2002, 2001, and 2000, was different than the amount computed by applying the statutory U.S. Federal income tax rate to income before taxes and extraordinary item:

	2002		2001		2000
	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income	Amount	Percent of Pretax Income
Federal rate	$3,146,831	34.0%	$1,326,660	34.0%	$1,143,910	34.0%
Changes due to State Franchise tax, net of Federal tax benefit	671,479	7.3	306,470	7.9	249,770	7.4
Exempt interest	(335,849)	(3.6)	(353,540)	(9.1)	(321,460)	(9.6)
Other	21,598	0.2	115,426	3.0	22,580	0.7

	$3,504,059	37.9%	$1,395,016	35.8%	$1,094,800	32.5%

        Net deferred tax assets are determined from the following cumulative timing differences between book and tax return recognition as of December 31, 2002 and 2001:

	2002	2001
Deferred Tax Assets
Allowance for loan losses	$1,753,000	$1,275,000
Other real estate	50,000	30,000
Deferred income	587,000	393,000
Accruals not currently deductible	815,000	880,000
Other	63,374	6,710

	3,268,374	2,584,710

Deferred Tax Liabilities
Fixed assets	215,000	129,000
Intangible assets	719,000	532,500
Valuation allowance for investment securities	1,699,935	797,000

	2,633,935	1,458,500

Net Deferred Tax Assets	$634,439	$1,126,210

        No valuation allowance has been established because, in management's judgment, all deferred tax assets are likely to be realized.

Note #9—Certificates of Deposit

        The aggregate amount of time deposits in denominations of $100,000 or more at December 31, 2002 and 2001 was $64,510,326 and $52,364,608, respectively.

        At December 31, 2002, the scheduled maturities of time deposits are as follows:

Year Ending December 31,
2003	$97,519,832
2004	3,345,020
2005	569,307
2006	108,735
2007	75,766
Thereafter	128,810

Total	$101,747,470

Note #10—Borrowings

        Pursuant to collateral agreements with the Federal Home Loan Bank ("FHLB"), advances are secured by all capital stock in the FHLB and certain mortgage-backed securities. Of the FHLB advances of $23,625,000 at December 31, 2002, $20,025,000 mature in 2003 and $3,600,000 mature in 2004. The combined advances bear a weighted average interest rate of 2.75%. Of the FHLB advances of $39,624,132 at December 31, 2001, $30,199,132 mature in 2002, $4,825,000 mature in 2003 and $3,600,000 mature in 2004. The combined advances bear interest at a weighted average rate of 3.48%.

        At December 31, 2001, the Bank had a $599,664 in Treasury Tax and loan note option with the Federal Reserve Bank. Approximately $1,064,000 in securities is pledged as collateral. The note option was repaid during 2002. The interest rate was an average of the weekly Federal funds rate less 25 basis points.

Note #11—Trust Preferred Securities

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

        On December 31, 2001, the Bancorp completed the acquisition of MCB Financial Corporation. In accordance with SFAS No. 141, all assets and liabilities of MCB Financial Corporation have been recorded at their fair value. Accordingly, the Bancorp has recorded the debentures at $3.5 million.

        The Company has guaranteed, on a subordinated basis, distributions and other payments due on the trust preferred securities.

        The debentures and related Trust investment in the debentures have been eliminated in consolidation and the trust preferred securities are reflected as outstanding in the accompanying consolidated financial statements.

        Under applicable regulatory guidelines, the trust preferred securities currently qualify as Tier 1 capital up to a maximum of 25% of Tier 1 capital. Any additional portion of trust preferred securities would currently qualify as Tier 2 capital. As of December 31, 2002, $13.5 million outstanding of trust preferred securities qualified as Tier 1 capital.

Note #12—Commitments and Contingencies

        The Bank leases, from nonaffiliates, its premises under noncancelable operating leases expiring through June 2014. The leases contain options to extend for periods from one to twenty years. The cost of such rentals has not been included in the following schedule.

Year Ending December 31,	Amount
2003	$1,142,463
2004	1,044,020
2005	919,257
2006	843,713
2007	697,321
Thereafter	2,602,248

Total	$7,249,022

        The total rental expenditure by the Bank was approximately $1,184,000, $362,000, and $230,000 for 2002, 2001, and 2000, respectively.

        The Bancorp is involved in various litigation. In the opinion of Management and the Bancorp's legal counsel, the disposition of the litigation pending will not have a material effect on the Bancorp's consolidated financial statements.

        In the normal course of business, the Bank is a party to financial instruments with off-balance-sheet credit risk. These financial instruments include commitments to extend credit and standby letters of credit. To varying degrees, these instruments involve elements of credit and interest rate risk in excess of the amount recognized in the balance sheets. The Bank's exposure to credit loss in the event of non-performance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual amount of those instruments. At December 31, 2002 and 2001, the Bank had commitments to extend credit of approximately $90,931,000 and $103,244,000, including standby letters of credit of approximately $1,577,000 and $3,310,000, respectively.

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

Note #13—Dividends

        During 2002, the Board of Directors declared $0.01 per share quarterly cash dividends as follows:

Date Declared	Record Date	Payable Date	Total Dividend
February 28, 2002	March 15, 2002	March 29, 2002	$38,715
May 23, 2002	June 28, 2002	June 12, 2002	$36,263
August 22, 2002	September 13, 2002	September 27, 2002	$39,516
November 21, 2002	December 13, 2002	December 27, 2002	$39,843

        On May 23, 2002, the Board of Directors declared a 5% stock dividend payable on June 28, 2002 to shareholders of record on June 14, 2002. Cash was paid in lieu of fractional shares at a rate of $14.50 and amounted to $5,423. All references in the financial statements and notes to financial statements to number of shares and per share amounts of the Bancorp's stock have been restated to give retroactive effect to this dividend.

Note #14—Stockholder Rights Plan

        In January 2002, the Company adopted a Stockholder Rights Plan designed to maximize the long-term value of the Company and to protect the Company's stockholders from improper takeover tactics and takeover bids that are not fair to all shareholders.

        In accordance with the Plan, preferred share purchase rights were distributed as a dividend at the rate of one right for each common share held of record as of the close of business on February 15, 2002. Each preferred share purchase right will entitle stockholders to buy one, one-hundredth of a share of the Company's Series A Participating Preferred Stock at an exercise price of $50.00. The rights will become exercisable after a person or group acquires 10% or more of the outstanding common stock or announces a tender offer, the consummation of which would result in ownership by a person or group of 10% or more of the outstanding common stock. The rights will expire on February 15, 2015.

Note #15—Stock Repurchase

        In January 2002, the Board of Directors authorized the Company to repurchase up to $5,000,000 of the Company's common stock in the open market or in private transactions. As of December 31, 2002, the Company repurchased 266,387 shares under the 2002 repurchase program for a total purchase of $3,618,145.

        During January 2002, the Company repurchased 89,425 shares (after giving retroactive effect for a 5% stock dividend in 2002) of the Company's common stock, for a total purchase price of $1,233,218 from stockholders who did not vote in favor of the merger between Business Bancorp and MCB Financial Corporation. In order to qualify for dissenters' rights, a stockholder must not have voted in favor of the merger and must have made a written demand on the Bancorp within 30 days after stockholders were mailed the notice of approval of the merger.

Note #16—Stock Option Plan

        Under the terms of the stock option agreement, the Bancorp's incentive stock option and nonqualified plan ratified by the stockholders in 1994 and amended in 1997 was terminated due to the merger with MCB Financial Corporation. All options previously granted under the plan remained in full force and effect.

        During 2002, the Company adopted the Business Bancorp 2002 Stock Option Plan. The plan provides for issuance of up to 840,000 shares of the Company's unissued common stock to officers, employees and nonemployee directors and consultants at not less than the fair market value of such shares on the date the option is granted. The Plan will terminate on January 24, 2012 unless the Board of Directors terminate the Plan earlier. Options granted vest at a rate of not less than 20 percent per year and expire no later than ten years from the date of grant.

        The fair value of each option granted was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions for 2002, 2001, and 2000, respectively; risk-free rates of 3.39%, 4.30%, and 5.14%, dividend yield of .28% for 2002, .34% for 2001, volatility of 20%, 17%, and 40%, and expected life of 7.5 years for 2002, five years for 2001 and seven years for 2000.

        A summary of the status of the Bancorp's stock option plan is presented below:

	2002			2001			2000
	Number of Shares			Number of Shares			Number of Shares
			Weighted Average Exercise Price			Weighted Average Exercise Price			Weighted Average Exercise Price
	Available For Granting	Outstanding		Available For Granting	Outstanding		Available For Granting	Outstanding
Outstanding, beginning of year	0	562,865	$7.81	203,511	372,372	$9.04	236,324	392,937	$8.66
Additional options authorized	840,000	—	$—	—	—	$—	—	—	$—
Issued in connection with merger	—	—	$—	(225,824)	220,366	$5.76	—	—	$—
Granted	(275,250)	275,250	$12.77	(6,300)	6,300	$11.47	(35,438)	35,438	$9.82
Exercised	—	(198,456)	$7.44	—	(7,560)	$5.30	—	(53,378)	$6.81
Forfeited	10,500	(39,557)	$10.39	28,613	(28,613)	$9.44	2,625	(2,625)	$8.00

Outstanding, end of year	575,250	600,102	$10.04	0	562,865	$7.81	203,511	372,372	$9.04

Options exercisable at year-end		471,731			562,865			242,881
Weighted-average fair value of options granted during the year		$3.84			$2.91			$2.36

        A summary of the options outstanding and exercisable as of December 31, 2002 is presented below:

	Options Outstanding
				Options Exercisable
			Weighted Average Exercise Price
Range of Exercise Price	Number Outstanding 12/31/02	Average Life In Years		Number Outstanding 12/31/02	Average Price
$ 2.63 - $ 6.17	106,240	5.64	$5.29	106,240	$5.29
$ 7.43 - $11.44	239,612	5.35	$9.25	239,612	$8.45
$12.38 - $14.91	254,250	9.24	$12.76	125,879	$12.44

	600,102	7.05	$10.04	471,731	$9.21

Note #17—Employee Benefit Plans

        In 2002, the Company established an Employee Stock Ownership Plan (ESOP) to provide an ownership interest in the Company and retirement benefits to substantially all full-time employees. The amount of the annual contributions is at the discretion of the Board of Directors. Expense for 2002 totaled $100,000.

Note #18—Other Operating Expenses

        The following is a composition of other operating expenses for the years ended December 31:

	2002	2001	2000
Data processing	$1,629,671	$1,198,417	$946,958
Legal and other professional fees	1,184,515	381,321	530,045
Telephone, postage and supplies	1,258,071	914,958	853,362
Marketing and promotion	416,971	471,551	490,746
Amortization of intangibles	341,335	654,471	400,845
FDIC insurance and regulatory assessments	152,051	97,751	82,422
Other expense	3,277,575	2,194,184	1,723,374

	$8,260,189	$5,912,653	$5,027,752

Note #19—Deferred Directors' Fees

        The Bancorp offers an option to its directors whereby they may choose to defer all or part of their directors' fees into a market rate time certificate of deposit on their behalf. The Bank has no additional commitment or funding requirement for this arrangement.

Note #20—Earnings Per Share

        The following is a reconciliation of net income and shares outstanding to the income and number of shares used to compute EPS:

	2002		2001		2000
	Income	Shares	Income	Shares	Income	Shares
Net Income as Reported	$5,751,326		$2,506,923		$2,269,664
Shares Outstanding at Year End		3,944,899		2,135,772		2,128,212
Impact of Weighting Shares Purchased During the Year		(4,236)		(5,208)		(32,883)

Used in Basic EPS	5,751,326	3,940,663	2,506,923	2,130,564	2,269,664	2,095,329
Dilutive Effect of Outstanding Stock Options		202,126		68,025		21,098

Used in Dilutive EPS	$5,751,326	4,142,789	$2,506,923	2,198,589	$2,269,664	2,116,427

Note #21—Profit Sharing Plan

        Bank sponsors a defined contribution section 401(K) profit sharing plan that covers all eligible employees. Contributions to the plan are based upon an amount equal to 25% of each participant's eligible contribution for the plan year not to exceed 3% of the employee's compensation. Future contributions are at the discretion of management and the board of directors. The Bank contributed approximately $149,000, $162,000, and $135,000 to the Plan for 2002, 2001, and 2000, respectively.

Note #22—Other Real Estate Owned

        Other Real Estate Owned is carried at the lesser of the outstanding loan balance or estimated fair value of the real estate less selling costs. An analysis of the transactions for the years ended December 31 is as follows:

	2002	2001
Balance, Beginning of Year	$72,584	$504,754
Additions	990,066	—
Sales	—	(427,170)
Valuation adjustment and other reductions	(67,209)	(5,000)

Balance, End of Year	$995,441	$72,584

        The balances at December 31, 2002 and 2001 are shown net of reserve.

Note #23—Reserve for Losses on Other Real Estate Owned

        Transactions in the reserve for other real estate owned are summarized for the years ended December 31:

	2002	2001	2000
Balance, Beginning of Year	$54,889	$208,665	$203,696
Provision charged to other expense	67,209	5,000	64,586
Charge-offs and other reductions	—	(158,776)	(59,617)

Balance, End of Year	$122,098	$54,889	$208,665

Note #24—Transactions with Related Parties

        In the ordinary course of business, the Bank has granted loans to, and accepted deposits from, certain directors, officers, principal shareholders and the companies with which they are associated. All such loans and deposits were made under terms which are consistent with the Bank's normal lending and deposit policies.

        An analysis of loans to directors and officers is as follows:

Outstanding Balance, January 1, 2002	$6,175,000
Additional loans made	698,000
Repayments	(2,958,000)

Outstanding Balance, December 31, 2002	$3,915,000

        Undisbursed loan amounts to related parties amounted to approximately $2,477,000 and $1,740,000 at December 31, 2002 and 2001, respectively.

        At December 31, 2002 and 2001, the Bank held deposits from related parties of approximately $5,187,000 and $5,790,000, respectively.

Note #25—Servicing Assets

        A summary of the changes in servicing assets follows:

	2002	2001
Balance, Beginning of Year	$62,011	$62,320
Increase from loan sales	102,978	13,786
Amortization and other decreases charged to income	(21,526)	(14,095)

Balance, End of Year	$143,463	$62,011

        The estimated fair value of the servicing assets approximated book value at December 31, 2002. Fair value is estimated by discounting estimated future cash flows from the servicing assets using discount rates that approximate current market rates over the expected lives of the loans being serviced.

        For purposes of measuring impairment, the Bank has identified each servicing asset with the underlying loan being serviced. A direct write down is recorded where the fair value is below the carrying amount of a specific servicing asset. The amount of loans being serviced by the Bank for the benefit of others amounted to $20,169,358 and $25,164,125 for the years ended December 31, 2002 and December 31, 2001, respectively.

Note #26—Salary Continuation Plan

        On August 31, 2000 and December 4, 1997, the Company acquired all of the assets and liabilities of Valley Merchants Bank and High Desert National Bank, respectively. As a result of the acquisitions, the Company has salary continuation plans for certain key management personnel. The plans provide for payments for ten years and thirteen years, respectively, commencing within one month upon reaching age 69 or death. The salary continuation expense was approximately $27,000, $32,000, and $25,000 for the years ended December 31, 2002, 2001, and 2000, respectively. The Company is committed to pay $400,000 and $520,000, (on a future value basis) over the pay out periods on the plans.

        On December 31, 2001, the Company acquired all of the assets and liabilities of MCB Financial Corporation and Subsidiaries. As a result of the acquisition, the Company has a Deferred Compensation Plan for an executive officer. Under the terms of the Plan, participant may defer a portion of their cash compensation and receive a minimum of 50% matching contribution from the Company, which vests over the employee's remaining years of employment to retirement. The Company has guaranteed the participant a certain minimum return on their contributions and on the Company's matching contributions. The net expense incurred by the Company for the year ended December 31, 2002 was $18,383.

Note #27—Fair Value of Financial Instruments

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

        The following table presents the carrying amounts and fair values of financial instruments at December 31, 2002 and 2001. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

	2002		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets
Cash and cash equivalents	$32,480,830	$32,480,830	$34,614,727	$34,614,727
Interest-bearing deposits in other banks	50,000	50,000	50,000	50,000
Investment securities	179,179,855	179,179,885	169,927,495	169,931,112
Federal Home Loan Bank and Federal Reserve Bank restricted stock, at cost	2,640,700	2,640,700	3,112,800	3,112,800
Loans	378,100,244	385,910,560	388,447,347	388,608,362
Accrued interest receivable	2,714,708	2,714,708	2,885,574	2,885,574
Liabilities
Non-interest bearing deposits	184,728,355	184,728,355	155,935,474	155,935,474
Interest bearing deposits	346,110,975	338,770,476	362,150,550	362,333,736
Accrued interest payable	1,175,495	1,175,495	1,751,430	1,751,430
Other borrowings	23,625,000	23,851,177	40,223,796	40,486,424
Bancorp obligated mandatorily redeemable preferred securities of subsidiary trust holding solely junior subordinated debentures	13,462,293	15,209,799	13,495,313	13,819,387
	Notional Amount	Cost to Cede or Assume	Notional Amount	Cost to Cede or Assume
Off-balance Sheet Instruments
Commitments to extend credit and standby letters of credit	$90,931,000	$909,310	$103,244,000	$1,032,440

        The following methods and assumptions were used by the Bancorp in estimating fair value disclosures:

  •
  Cash and Cash Equivalents and Interest-bearing Deposits in Other Financial Institutions

    The carrying amounts reported in the balance sheet for cash and cash equivalents and interest-bearing deposits in other financial institutions approximate those assets' fair values due to the short-term nature of the assets.

  •
  Investment Securities

    Fair values are based upon quoted market prices, where available.

  •
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

  •
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

  •
  Other Borrowings and Trust Preferred Securities—The fair value of the other borrowings is determined by discounting contractual cash flows at current market interest rates for similar instruments.

  •
  Off-balance Sheet Instruments

    Fair values of loan commitments and financial guarantees are based upon fees currently charged to enter similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

Note #28—Regulatory Matters

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

        Quantitative measures established by regulation to ensure capital adequacy require the Bancorp and Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined) and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Bancorp and Bank exceed all capital adequacy requirements to which they are subject.

        As of December 31, 2002, the most recent notification from the Department of Financial Institutions (DFI) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action (there are no conditions or events since that notification that management believes have changed the Bank's category). To be categorized as well capitalized, the Bancorp must maintain minimum ratios as set forth in the table below. The following table also sets forth the Bancorp's and the Bank's actual capital amounts and ratios (dollar amounts in thousands):

			Amount of Capital Required
	Actual Capital		To Be Adequately Capitalized		To Be Well Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2002
Total capital to risk-weighted assets
Business Bancorp	$52,705	12.0%	$35,100	8.0%	$43,874	10.0%
Business Bank of California	50,577	11.6%	$35,039	8.0%	$43,799	10.0%
Tier 1 capital to risk-weighted assets
Business Bancorp	47,263	10.8%	$17,550	4.0%	$26,325	6.0%
Business Bank of California	45,135	10.3%	$17,519	4.0%	$26,279	6.0%
Tier 1 capital to average assets
Business Bancorp	47,263	7.8%	$24,160	4.0%	$30,199	5.0%
Business Bank of California	45,135	7.5%	$24,140	4.0%	$30,175	5.0%
As of December 31, 2001
Total capital to risk-weighted assets
Business Bancorp	$49,137	11.2%	$35,201	8.0%	$44,002	10.0%
Business Bank of California	48,352	11.0%	35,121	8.0%	43,901	10.0%
Tier 1 capital to risk-weighted assets
Business Bancorp	42,107	9.6%	17,601	4.0%	26,401	6.0%
Business Bank of California	43,795	10.0%	17,560	4.0%	26,341	6.0%
Tier 1 capital to average assets
Business Bancorp	42,107	6.9%	24,496	4.0%	30,620	5.0%
Business Bank of California	43,795	7.2%	24,493	4.0%	30,616	5.0%

        B.    Dividend Restrictions

        The FDIC and the DFI have established guidelines with respect to the maintenance of appropriate levels of capital by banks under their jurisdiction. Compliance with the standards set forth in such guidelines limits the amount of dividends which the Bancorp and the Bank may pay.

Note #29—Acquisition

        On August 31, 2000, the Bancorp acquired 100% of the outstanding common stock of Valley Merchants Bank (VMB) for $12,235,151 in cash. VMB had total assets of $56,696,599. The acquisition was accounted for using the purchase method of accounting in accordance with APB Opinion No. 16, "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The financial statements include the operations of VMB from the date of the acquisition. Goodwill arising from the transaction totaled $5,711,007 and was being amortized over fifteen years on a straight-line basis. The results of VMB's operations are included in those reported by the Bancorp beginning on September 1, 2000.

        The following unaudited pro forma combined results of operations assumes that the acquisition occurred on January 1, 1999 and 2000, respectively (in thousands, except per share data):

	For the Year Ended December 31,
	2000	1999
Revenues	$27,456	$27,456
Net income attributable to common shareholders	2,726	2,726
Earnings per common share:
Basic	$1.37	$1.37
Diluted	1.35	1.35

        These pro forma amounts are based upon certain assumptions and estimates which the Bancorp believes are reasonable. The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

        On December 31, 2001, the Bancorp issued 1,873,370 shares of common stock for the acquisition of 100 percent of the outstanding common shares of MCB Financial Corporation. The acquisition was accounted for using purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under this method of accounting, the purchase price was allocated to the assets acquired and deposits and liabilities assumed based on their fair values as of the acquisition date. The results of MCB Financial Corporation's operations have been included in the consolidated financial statements beginning January 1, 2002. Goodwill arising from the transaction totaled $12,424,951.

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

At December 31, 2001
(in Thousands)
Cash and cash equivalents	$16,657
Investments	27,219
Loans	180,977
Premises and equipment	3,223
Intangible assets	1,294
Goodwill	13,490
Other assets	2,380

Total Assets Acquired	245,240
Noninterest-bearing deposits	(52,654)
Interest-bearing deposits	(157,794)
Trust preferred securities	(3,495)
Other liabilities	(2,842)

Net Assets Acquired	$28,455

        The $1,294,000 of acquired intangible assets was assigned to core deposit intangibles that are subject to amortization and has an estimated average useful life of four to eight years, depending on the type of deposit account acquired.

        During 2002, the Company incurred additional costs in connection with the acquisition of MCB Financial Corporation totaling $577,498. This amount has been added to the balance of the reported goodwill as of December 31, 2002.

        The following unaudited pro forma combined results of operations assumes that the acquisition occurred on January 1, 2000 (in thousands, except per share data):

	For the Year Ended December 31,
	2001	2000
Revenues	$47,627	$42,942
Net Income	5,282	5,100
Earnings per common share
Basic	$1.33	$1.33
Diluted	$1.28	$1.28

        These pro forma amounts are based upon certain assumptions and estimates which the Bancorp believes are reasonable. The pro forma consolidated results of operations do not purport to be indicative of the results which would actually have been obtained had the acquisition occurred on the dates indicated or which may be obtained in the future.

Note #30—Condensed Financial Information of Parent Company Only

	2002	2001
Condensed Balance Sheet
Assets
Cash and cash equivalents	$1,786,592	$931,565
Investment in subsidiaries	69,077,977	66,559,280
Other assets	1,937,052	1,437,225

Total Assets	$72,801,621	$68,928,070

Liabilities and Stockholders' Equity
Trust preferred securities	13,865,293	13,898,313
Other liabilities	489,893	473,037
Stockholders' equity	58,446,435	54,556,720

Total Liabilities	$72,801,621	$68,928,070

Condensed Statement of Income
Equity in undistributed income of Bank	$6,736,203	$3,255,903
Equity in undistributed income of Trust	—	(15,051)
Other income	25,624	(3,999)
Interest on Trust Preferred Securities	(1,416,051)	(1,081,111)
Other expenses	(283,398)	(162,100)

Income Before Income Taxes	5,062,378	1,993,642
Income Tax Benefit	688,948	513,281

Net Income	$5,751,326	$2,506,923

	2002	2001
Statements of Cash Flows
Cash Flows from Operating Activities
Net income	$5,751,326	$2,506,923
Adjustments to reconcile net income to net cash used by operating activities:
Equity in undistributed income of Bank	(6,736,203)	(3,251,903)
Equity in undistributed income of Trust	—	15,051
Amortization of premium on trust preferred securities	(33,020)	—
Amortization of deferred issuance costs on trust preferred securities	16,000	—
Net change in assets and liabilities	(230,507)	(129,959)

Net cash used by operating activities	(1,232,404)	(859,888)

Cash Flows from Investing Activities
Purchase of MCB Financial Corporation (net of cash and cash equivalents acquired)	—	710,762
Dividends from subsidiaries	5,710,000	250,000
Investment in subsidiaries	(88,687)	—

Net cash provided by investing activities	5,621,313	960,762

Cash Flows from Financing Activities
Proceeds from sale of common stock	1,477,241	40,000
Cash dividends paid	(154,337)	(40,681)
Stock repurchased	(4,851,363)	—
Cash paid in lieu of fractional shares	(5,423)	—

Net cash used in financing activities	(3,533,882)	(681)

Net Increase in Cash and Cash Equivalents	855,027	100,193
Cash and Cash Equivalents, Beginning of Year	931,565	831,372

Cash and Cash Equivalents, End of Year	$1,786,592	$931,565

Note #31—Subsequent Event

        On February 27, 2003, the Board of Directors approved a plan to expand its stock repurchase program providing for the Company to repurchase 10% of its common stock outstanding in open market and private transactions. The repurchase will be financed using its available cash. This program is in addition to the $5 million repurchase program announced in February of 2002.

        On February 27, 2003, the Board of Directors declared a cash dividend of $0.01 per share payable March 28, 2003 to shareholders of record on March 14, 2003.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required to be furnished pursuant to this item will be set forth under the captions "Election of Directors" and "Executive Officers" in the registrant's proxy statement (the "Proxy Statement") to be furnished to stockholders in connection with the solicitation of proxies by our Board of Directors for use at the 2003 Annual Meeting of Shareholders to be held on May 22, 2003, and is incorporated herein by reference.

Item 11. Executive Compensation

        The information required to be furnished pursuant to this item will be set forth under the caption "Executive Compensation" of the Proxy Statement, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The following table summarizes information as of December 31, 2002 relating to equity compensation plans of Business Bancorp pursuant to which grants of options to acquire shares may be granted from time to time.

Plan category	Number of securities to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	600,102	$10.04	575,250
Equity compensation plans not approved by security holders	0	—	0

        The security ownership information required to be furnished pursuant to this item will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" of the Proxy Statement, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        The information required to be furnished pursuant to this item will be set forth under the caption "Certain Relationships and Related Transactions Regarding The Company" of the Proxy Statement, and is incorporated herein by reference.

Item 14. Controls and Procedures

        Within the 90 days prior to the date of filing this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

        There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of our evaluation including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)
  Exhibits:    The list of exhibits required by this Item is incorporated by reference to the Exhibit Index attached to this report.

  (b)
  Reports on Form 8-K.    We filed the following Current Reports on Form 8-K during the fourth quarter of 2002.

            None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 2003.

By	/s/ ALAN J. LANE Alan J. Lane President and Chief Executive Officer (Principal Executive Officer); Director

By	/s/ PATRICK E. PHELAN Patrick E. Phelan Executive Vice President / Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer) Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 31st day of March, 2003.

Name	Title

/s/ D. WILLIAM BADER D. William Bader	Director
/s/ NEAL T. BAKER Neal T. Baker	Director
/s/ JOHN E. DUCKWORTH John E. Duckworth	Director
/s/ CHARLES O. HALL Charles O. Hall	Director
/s/ TIMOTHY J. JORSTAD Timothy J. Jorstad	Director

/s/ ALAN J. LANE Alan J. Lane	Director
/s/ CATHERINE H. MUNSON Catherine H. Munson	Director
/s/ PATRICK E. PHELAN Patrick E. Phelan	Director
/s/ GARY T. RAGGHIANTI Gary T. Ragghianti	Director
/s/ JOHN L. RIDDELL John L. Riddell	Director
/s/ ARNOLD H. STUBBLEFIELD Arnold H. Stubblefield	Director
/s/ JOHN L. STUBBLEFIELD John L. Stubblefield	Director
/s/ RANDALL J. VERRUE Randall J. Verrue	Director

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Alan J. Lane, certify that:

1.
I have reviewed this annual report on Form 10-K of Business Bancorp;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ ALAN J. LANE Alan J. Lane Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Patrick E. Phelan, certify that:

1.
I have reviewed this annual report on Form 10-K of Business Bancorp;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

By:	/s/ PATRICK E. PHELAN Patrick E. Phelan Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description
2
Agreement and Plan of Reorganization, dated as of August 15, 2001, by and between MCB Financial Corporation and Business Bancorp and their respective subsidiary banks, Metro Commerce Bank and Business Bank of California(1)
3.1	Articles of Incorporation
3.2	Bylaws
4.1	Amended and Restated Declaration of Trust of Business Capital Trust I dated March 23, 2000(3)
4.2	Amended and Restated Declaration of Trust of MCB Statutory Trust I dated September 7, 2000(4)
4.3	Indenture between Business Bancorp and Trustee dated March 23, 2000(3)
4.4	Indenture between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000(4)
4.5	Guarantee Agreement between Business Bancorp and Trustee dated March 23, 2000(3)
4.6	Guarantee Agreement between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000(4)
10.1	Business Bank of California 1994 Stock Option Plan(3)
10.2	MCB Financial Corporation 1999 Stock Option Plan(5)
10.3	Marin Community Bank, N.A. 1989 Stock Option Plan(6)
10.4	Business Bancorp 2002 Stock Option Plan(7)
11	Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)
21	Subsidiaries of the registrant (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)
23	Consent of Vavrinek, Trine, Day & Co., LLP
99.1	Certification of Registrant's Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
99.2	Certification of Registrant's Chief Financial Officer Pursuant to 18 U.S.C. Section 1350

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

(3)
Incorporated by reference to the registrant's Registration Statement on Form 10SB, filed June 26, 2000 (No. 0-31593)

(4)
Incorporated by reference to MCB Financial Corporation's Quarterly Report on Form 10-QSB, filed November 14, 2000

(5)
Incorporated by reference to Exhibit A of the Proxy Statement of MCB Financial Corporation dated April 26, 1999 (File No. 001-15479)

(6)
Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of MCB Financial Corporation (File No. 33-76832)

(7)
Incorporated by reference to Appendix B to Proxy Statement of the registrant dated April 29, 2002 (File No. 0-31593)

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Description of Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Consolidated Financial Data
SELECTED FINANCIAL INFORMATION
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures about Market Risk
  Item 8. Financial Statements and Supplementary Data.
BUSINESS BANCORP AND SUBSIDIARIES DECEMBER 31, 2002, 2001, AND 2000
Contents
Independent Auditors' Report
BUSINESS BANCORP AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2002 and 2001
BUSINESS BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
BUSINESS BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
BUSINESS BANCORP AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, and 2000
BUSINESS BANCORP AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2002, 2001, and 2000
  Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions.
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
CERTIFICATIONS UNDER SECTION 302 OF THE SARBANES OXLEY ACT OF 2002
Exhibit Index