Form 10-K/A
period 2002-12-31
BUSINESS BANCORP /CA/
filed 2003-04-23
CIK 1123841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

FOR ANNUAL AND TRANSITION REPORTS PURSUANT

TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________ .

Commission file number: 000-31593

BUSINESS BANCORP

(Name of small business issuer in its charter)

California	33-0884369
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1248 Fifth Avenue,

San Rafael, California 94901

(415) 784-2300

(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12 (b) of the Act: None

Securities registered pursuant to Section 12 (g) of the Act:

Common Stock, no par value

Preferred Share Purchase Rights

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates, based upon the closing sale price of the Common Stock on June 28, 2002, as reported on the Nasdaq National Market System, was approximately $37,091,240.  Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates.  Such determination of affiliate status is not necessarily a conclusive determination for other purposes.  The Registrant has no non-voting common stock.

At March 14, 2003, 3,937,389 shares of the Registrant’s Common Stock were outstanding.

Documents Incorporated by Reference:

The information required to be furnished pursuant to Part III of this Form 10-K will be set forth in, and incorporated by reference from, the registrant’s definitive proxy statement for the annual meeting of stockholders to be held May 22, 2003, which definitive proxy statement will be filed by the issuer with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year ended December 31, 2002.

i

EXPLANATORY NOTE

This Amendment is being filed to include certain documents as exhibits and make minor corrections to the exhibit index.

Discussions of certain matters contained in this Amended Annual Report on Form 10-K may constitute forward-looking statements within the meaning of the Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and as such, may involve risks and uncertainties.  Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, and expectations, are generally identifiable by the use of words such as “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, “assume,” “plan,” “predict,” “forecast” or similar expressions.

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

The factors include, but are not limited to changes in interest rates, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the US Government, real estate valuations, competition in the financial services industry, civil disturbances or terrorist threats or acts, or apprehension about the possible future occurrences of acts of this type, outbreak or escalation of hostilities in which the United States is involved, any declaration of war by the U.S. Congress or any other national or international calamity, crisis or emergency, and other risks. All of our operations and most of our customers are located in California. During recent times, the availability of a sufficient supply of electrical power in California has been unreliable at times. In addition, other events, including those of September 11, 2001, have increased the uncertainty related to the national and California economic outlook and could have an effect on the future operations of the Company or its customers, including borrowers.

For a discussion of some additional factors that might cause such a difference, see “Item 1. Description of Business—Factors That May Affect Future Results of Operations.”

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

(b)  Reports on Form 8-K.  We filed the following Current Reports on

       Form 8-K:

                                None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of April, 2003.

BUSINESS BANCORP

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

3.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       April 18, 2003

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

3.             The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

4.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

5.               The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:       April 18, 2003

By:	/s/ PATRICK E. PHELAN
Patrick E. Phelan
Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

2

Agreement and Plan of Reorganization, dated as of August 15, 2001, by and between MCB Financial Corporation and Business Bancorp and their respective subsidiary banks, Metro Commerce Bank and Business Bank of California  (1)

3.1	Articles of Incorporation
3.2	Bylaws
4.1	Amended and Restated Declaration of Trust of Business Capital Trust I dated March 23, 2000 (3)
4.2	Amended and Restated Declaration of Trust of MCB Statutory Trust I dated September 7, 2000 (4)
4.3	Indenture between Business Bancorp and Trustee dated March 23, 2000 (3)
4.4	Indenture between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000 (4)
4.5	Guarantee Agreement between Business Bancorp and Trustee dated March 23, 2000 (3)
4.6	Guarantee Agreement between MCB Financial Corporation and State Street Bank and Trust Company, as Trustee, dated September 7, 2000 (4)
4.7	Rights Agreement (10)
10.1	Business Bank of California 1994 Stock Option Plan* (3)
10.2	MCB Financial Corporation 1999 Stock Option Plan* (5)
10.3	Marin Community Bank, N.A. 1989 Stock Option Plan* (6)
10.4	Business Bancorp 2002 Stock Option Plan* (7)
10.5	Employment Agreement for Alan J. Lane*, **
10.6	Employment Agreement for Charles O. Hall*, **
10.7	Employment Agreement for Ruth E. Adell*, (8)
10.8	First Amendment to Employment Agreement for Ruth E. Adell*,**
10.9	Second Amendment to Employment Agreement for Ruth E. Adell*,**
10.10	Severance Agreement for Edwin J. Fix*, **
10.11	Severance Agreement for Patrick E. Phelan*, **
10.12	Deferred Compensation Plan for Executives*, (9)
11	Statement re: computation of per share earnings (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)
21	Subsidiaries of the registrant (the information required to be furnished pursuant to this exhibit is contained in the Notes to Consolidated Financial Statements)
23	Consent of Vavrinek, Trine, Day & Co., LLP
99.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350**
99.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350**

* Management contract or compensatory plan or arrangement

** Filed herewith

(1)                Incorporated by reference to prospectus of the registrant under Rule 424(b)(3), filed November 2, 2001 (No. 333-70080)

(2)                Incorporated by reference to the registrant’s Registration Statement on Form S-4, filed September 25, 2001 (No. 333-70080)

(3)                Incorporated by reference to the registrant’s Registration Statement on Form 10SB, filed June 26, 2000 (No. 0-31593)

(4)                Incorporated by reference to MCB Financial Corporation’s Quarterly Report on Form 10-QSB, filed November 14, 2000

(5)                Incorporated by reference to Exhibit A of the Proxy Statement of MCB Financial Corporation dated April 26, 1999 (File No. 001-15479)

(6)                Incorporated by reference to Exhibit 10.6 to the Registration Statement on Form S-4 of MCB Financial Corporation (File No. 33-76832)

(7)                Incorporated by reference to Appendix B to Proxy Statement of the registrant dated April 29, 2002 (File No. 0-31593)

(8)                Incorporated by reference to Exhibit 10.3 to the registrant’s Registration Statement on Form 10SB, filed June 26, 2000 (No. 0-31593)

(9)                Incorporated by reference to Exhibit (10)(a)(2) of MCB Financial Corporation’s Annual Report on Form 10-KSB for its fiscal year ended December 31, 1994.

(10)          Incorporated by reference to the registrant’s Registration Statement on Form 8-A12G, filed February 5, 2002 (File No. 0-31593)