Form 10-Q
period 2003-03-31
BUSINESS BANCORP /CA/
filed 2003-05-15
CIK 1123841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to                      ..

Commission file number: 000-31593

BUSINESS BANCORP

(Exact  name of registrant as specified in its charter)

California	33-0884369
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer Identification No.)
or Organization)

1248 Fifth Avenue,
San Rafael, California 94901
(415) 784-2300
(Address and telephone number of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Outstanding shares of Common Stock, no par value, as of May 13, 2003: 3,857,922

BUSINESS BANCORP

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BUSINESS BANCORP AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$35,170	$32,531
Investment securities:
Available for sale, at fair value	168,965	179,180
Other securities	3,216	2,641
Total investment securities	172,181	181,821
Loans, net of deferred fees	377,176	378,100
Allowance for loan losses	(5,562)	(5,442)
Total loans, net	371,614	372,658
Property, premises and equipment, net	12,455	12,361
Goodwill	20,121	20,121
Other intangible assets	1,704	1,790
Interest receivable and other assets	13,309	9,650
Total assets	$626,554	$630,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$183,094	$184,728
MMDA, NOW and savings	253,677	244,364
Time certificates, $100,000 and over	60,999	64,510
Other time certificates	35,462	37,237
Total deposits	533,232	530,839
Borrowings	17,325	23,625
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding soley junior subordinated debentures	13,454	13,462
Accrued interest payable and other liabilities	3,035	4,560
Total liabilities	567,046	572,486

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value: 20,000,000 shares authorized; none issued
Common stock, no par value: 20,000,000 shares authorized; 3,927,975 and 3,944,899 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	36,407	36,529
Accumulated other comprehensive income	2,304	2,430
Retained earnings	20,797	19,487
Total shareholders’ equity	59,508	58,446
Total liabilities and shareholders’ equity	$626,554	$630,932

See notes to consolidated financial statements

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
Dollars in thousands, except per share amounts	2003	2002
	(Unaudited)
INTEREST INCOME
Interest and fees on loans	$7,327	$7,695
Interest on investment securities:
Taxable	1,148	1,588
Tax-exempt	331	271
Other interest income	2	10
Total interest income	8,808	9,564
INTEREST EXPENSE
Interest on deposits	1,039	1,625
Interest on other borrowings	138	241
Interest on trust preferred securities	338	338
Total interest expense	1,515	2,204
Net interest income	7,293	7,360
Provision for loan losses	100	100
Net interest income after provision for loan losses	7,193	7,260
NON-INTEREST INCOME
Service fees on deposit accounts	901	800
Gain on sale of SBA loans	124	—
Gain on sale of other real estate owned	1	—
Other income	222	288
Total	1,248	1,088
OPERATING EXPENSES
Salaries and employee benefits	3,301	3,359
Occupancy and equipment	1,010	1,005
Data processing	366	411
Legal and other professional fees	43	325
Telephone, postage and supplies	280	318
Marketing and promotion	75	137
Amortization of intangibles	85	87
FDIC insurance and regulatory assessments	8	36
Other expenses	750	694
Total operating expenses	5,918	6,372
Income before provision for income taxes	2,523	1,976
Provision for income taxes	945	745
Net income	$1,578	$1,231

Net income per share - basic	$0.40	$0.30
Net income per share - diluted	$0.38	$0.29
Cash dividends per share of common stock	$0.01	$0.01

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
Dollars in thousands	2003	2002

Net income	$1,578	$1,231
Other comprehensive income:
Unrealized net gains (losses) on securities:
Unrealized net holding gains (losses) arising during period (net of taxes of $(75) and $175 for the three months ended March 31, 2003 and 2002, respectively)	(126)	289
Comprehensive income	$1,452	$1,520

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows - operating activities
Net income	$1,578	$1,231
Reconcilement of net income to net cash from operations:
Provision for loan losses	100	100
Depreciation and amortization	462	397
Net amortization/accretion of premiums/discounts on investment securities	1,254	918
Deferred income taxes	—	165
(Gain) loss on sale of other real estate owned	(1)	—
Gain on sale of loans	(124)	—
Changes in:
Accrued interest receivable and other assets	280	179
Accrued interest payable and other liabilities	(1,525)	(958)
Deferred loans fees and discounts, net	19	84
Operating cash flows, net	2,043	2,116

Cash flows - investing activities
Interest-bearing deposits with banks, net	—	(74)
Available for sale securities:
Maturities	1,000	20,818
Principal reduction of mortgage-backed securities	23,281	13,416
Purchases	(15,535)	(16,148)
Sales	—	100
Other securities	(574)	(34)
Loans, net	(914)	3,526
Proceeds from sale of other real estate owned	31	—
Proceeds from sale of loans	1,924	—
Purchase of bank owned life insurance policies	(3,881)	—
Purchase of property, premises and equipment	(439)	(716)
Investing cash flows, net	4,893	20,888

Cash flows - financing activities
Net change in deposits	2,393	7,610
Net change in other borrowings	(6,300)	(30,031)
Proceeds from the exercise of stock options	151	446
Cash dividends	(39)	(41)
Repurchases of common stock	(502)	(4,123)
Financing cash flows, net	(4,297)	(26,139)

Net change in cash and cash equivalents	2,639	(3,135)

Cash and cash equivalents at beginning of period	32,531	34,615

Cash and cash equivalents at end of period	$35,170	$31,480

Cash flows - supplemental disclosures
Interest on deposits and other borrowings	$2,100	$2,761
Income taxes	$2,025	$862

Non-cash transactions:
Additions to other real estate owned	—	812

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Bancorp (“BB”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the “Bank”). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.  The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2002.  The interim condensed consolidated financial statements contained herein are not audited.  However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.  The results of operations for the three months ended March 31, 2003 should not be considered indicative of operating results to be expected for the year ending December 31, 2003.  Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.  Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

On December 31, 2001, we completed our merger with MCB Financial Corporation.  This merger was accounted for using the purchase accounting method and, accordingly, MCB Financial Corporation’s results of operations have been included in the consolidated financial statements since December 31, 2001.

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

Stock-Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 123 and No. 148”).  Under the provisions of SFAS No. 123 and No. 148, we are encouraged, but not required, to measure compensation costs related to our employee stock compensation plans under the fair value method.  If we elect not to recognize compensation expense under this method, we are required to disclose the pro forma net income and net income per share effects based on the SFAS No. 123 and No. 148 fair value methodology.  We have elected to adopt the disclosure provisions of these statements.

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options.  Accordingly, no compensation cost has been recognized for our stock option plan.  Had compensation for our stock option plan been determined consistent with SFAS No. 123 and No. 148, our net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended March 31
	2003	2002
	Dollars in thousands, except per share amounts
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$22	$270

Net income:
As reported	$1,578	$1,231
Pro forma	$1,556	$961

Basic net income per share:
As reported	$0.40	$0.30
Pro forma	$0.39	$0.24

Diluted net income per share:
As reported	$0.38	$0.29
Pro forma	$0.37	$0.23

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the periods indicated:

	Three months ended March 31
	2003	2002
Dividend yield	n/a	0.28%
Expected volatility	n/a	20.00%
Risk free rates	n/a	3.39%
Weighted average expected life	n/a	7.5	yrs

No options were granted during the three months ended March 31, 2003, therefore, the values indicated above are marked “n/a”.  No adjustments have been made for forfeitures.  The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the common share stock price over the option price when the options are exercised.

Goodwill and Other Intangible Assets

Goodwill generated from purchase business combinations consummated prior to the issuance of Statement of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets,” (“SFAS No. 142”) was amortized straight-line over 15 to 20 years.  SFAS No. 142 addresses the initial recognition and measurement of goodwill and other intangible assets acquired as a result of a business combination and the recognition of and measurement of those assets subsequent to acquisition.  Under the new standard, goodwill and other intangible assets deemed to have indefinite lives will no longer be amortized, but instead they will be tested at least annually for impairment.  Upon adoption of SFAS No. 142, we did not identify any existing intangible assets to be separated from goodwill.

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events.   During the second quarter of 2002, we completed the required initial impairment tests of goodwill.  We have no indefinite-lived other intangible assets.  Based upon this initial evaluation, our goodwill was not impaired at June 30, 2002.

NOTE 2 - BUSINESS COMBINATIONS

On December 31, 2001, we completed our merger with MCB Financial Corporation for a purchase price of $28.5 million.  We issued 1.9 million shares of our common stock for 100 percent of the outstanding common shares of MCB Financial Corporation.  The merger was accounted for using the purchase method of accounting and, accordingly, MCB Financial Corporation’s results of operations have been included in the consolidated financial statements since the date of the merger.

The purchase price for MCB Financial Corporation has been allocated to the assets acquired and liabilities assumed based on the estimated fair values at the date of the merger.  The excess of purchase price over the estimated fair values of the net assets acquired, totaling $14.1 million, was recorded as goodwill.  Prospectively, goodwill will be evaluated for possible impairment under the provisions of SFAS No. 142.

NOTE 3 – BORROWINGS

The following table presents our borrowings in detail for the periods indicated:

(Dollars in thousands)	March 31, 2003	December 31, 2002
Short term borrowings:
FHLB advances	$17,325	$20,025

Long term borrowings:
FHLB advances	—	3,600
Total borrowings	$17,325	$23,625

Pursuant to collateral agreements with the Federal Home Loan Bank (the “FHLB”), advances are secured by all the capital stock in the FHLB and certain investment securities.  Four advances totaling $17,325,000 were outstanding from the FHLB at March 31, 2003.  One advance for $7,900,000 bears an interest rate of 1.25% and matured April 1, 2003; one advance for $3,200,000 bears an interest rate of 1.32% and matures July 7, 2003; one advance for $2,625,000 bears an interest rate of 5.76% and matures December 22, 2003; and one advance for $3,600,000 bears an interest rate of 5.37% and matures January 12, 2004.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

	Three months ended March 31,
	2003			2002
Dollars in thousands except	Income	Shares	Per Share	Income	Shares	Per Share
share and per share amounts	(numerator)	(denominator)	Amount	(numerator)	(denominator)	Amount

Net Income as Reported	$1,578			$1,231
Used in Basic EPS	1,578	3,942,835	$0.40	1,231	4,036,445	$0.30
Dilutive Effect of Outstanding
Stock Options		236,862			176,218
Used in Dilutive EPS	$1,578	4,179,697	$0.38	$1,231	4,212,663	$0.29

NOTE 5 – GUARANTEES

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others” (“FIN 45”), which requires us to disclose information about obligations under certain guarantee arrangements.  FIN 45 defines a guarantee as a contract that contingently requires us to pay a guaranteed party based on:

1.	changes in underlying asset, liability or equity security of the guaranteed party or
2.	a third party’s failure to perform under an obligating guarantee (performance guarantee).

We provide guarantees related to financial and performance standby letters of credit issued to our customers to enhance their credit standing and enable them to complete a wide variety of business transactions.  Financial standby letters of credit are conditional commitments issued by us to guarantee the payment by a client to a third party (beneficiary). Financial standby letters of credit are primarily used to support many types of domestic and international payments. Performance standby letters of credit are issued to guarantee the performance of a customer to a third party when certain specified future events have occurred. Performance standby letters of credit are primarily used to support performance instruments such as bid bonds, performance bonds, lease obligations, repayment of loans and past due notices.  These standby letters of credit have fixed expiration dates and generally require a fee paid by a customer at the time we issue the commitment.

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to customers, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments. The actual liquidity needs or the credit risk that we have experienced historically has been lower that the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes at March 31, 2003 our standby letter or credits at the inception of the contract. The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires within one year	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)
Financial standby	—	—	—	—
Performance standby	$2,971	$50	$3,021	$3,021
Total	$2,971	$50	$3,021	$3,021

NOTE 6 – VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. A variable interest entity often holds financial assets, including loans or receivables, real estate or other property. A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest. As of March 31, 2003, we did not have an interest in any variable interest entities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to provide greater details of our results of operations and financial condition.  The following discussion should be read in conjunction with our consolidated financial data included elsewhere in this document.  Certain statements under this caption constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which involve risks and uncertainties.  Our actual results may differ significantly from the results discussed in such forward-looking statements.  Factors that might cause such a difference include but are not limited to economic conditions, competition in the geographic and business areas in which we conduct our operations, fluctuation in interest rates, credit quality and government regulation and other factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2002.

Overview

Business Bancorp (“BB”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the “Bank”). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.

We provide a wide range of commercial banking services to small and medium-sized businesses, real estate developers, property managers, business executives, professionals and other individuals.  We operate throughout the San Francisco Bay Area and Southern California’s Inland Empire with fifteen branch offices located in Corona, Hayward, Hemet, Hesperia, Ontario, Petaluma, Phelan, Redlands, Riverside, San Bernardino, San Francisco, San Rafael, South San Francisco and Upland.

At March 31, 2003, we had total assets of $626.6 million, total loans, net, of $371.6 million and total deposits of $533.2 million.

RESULTS OF OPERATIONS

The following table summarizes our income, income per share and key financial ratios for the periods indicated:

	Net Income
Dollars in thousands,	Three months ended March 31,
except per share amounts	2003	2002

Income	$1,578	$1,231
Income per share:
Basic	$0.40	$0.30
Diluted	$0.38	$0.29
Return on average assets	1.02%	0.80%
Return on average shareholders’ equity	10.78%	9.12%
Dividend payout ratio	2.63%	3.23%

Net Income

Our net income for the first quarter of 2003 increased 28.2% to $1,578,000, or $0.38 per diluted share, compared to net income of $1,231,000, or $0.29 per diluted share, for the first quarter of 2002.  Based on our net income for the first quarter of 2003, our return on average shareholders’ equity was 10.78% and our return on average assets was 1.02%.  During the first quarter of 2002, our net income resulted in a return on average shareholders’ equity of 9.12% and a return on average assets of 0.80%.

The 28.2% increase in net income during the first quarter of 2003 as compared to the first quarter of 2002 was primarily due to increases in noninterest income and decreases in noninterest expense.

Net Interest Income

Net interest income decreased 0.91% to $7.3 million for the first quarter of 2003 from $7.4 million for the first quarter of 2002.  The slight increase in our total interest-earning assets was offset by a 6 basis point drop in our net yield on interest-earning assets.

Net interest income decreased 2.4% to $7.3 million for the first quarter of 2003 from $7.5 million for the fourth quarter of 2002.  This was primarily due to the 1 basis point drop in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are average daily balances.

	For the three months ended			For the three months ended			For the three months ended
	March 31, 2003			December 31, 2002			March 31, 2002
Dollars in thousands	Average Balance (1)	Interest	Yield/Rate	Average Balance (1)	Interest	Yield/Rate	Average Balance (1)	Interest	Yield/Rate
ASSETS
Federal funds sold	$—	—	—	$2,174	$6	1.09%	$2,356	$9	1.55%
Interest earning deposits	945	$2	0.86%	180	2	4.41%	737	1	0.55%
Investment securities:
Taxable	147,351	1,148	3.16%	146,896	1,367	3.69%	140,075	1,588	4.60%
Tax-exempt (2)	27,493	331	4.88%	24,304	298	4.86%	21,471	271	5.12%
Loans, net (3)	379,898	7,327	7.82%	382,874	7,483	7.75%	390,082	7,695	8.00%
Total Interest-earning Assets	555,687	8,808	6.43%	556,428	9,156	6.53%	554,721	9,564	6.99%
Total Non-earning Assets	70,121			69,616			66,231
Total Assets	$625,808			$626,044			$620,952

LIABILITIES & SHAREHOLDERS’ EQUITY
MMDA, NOW and savings	$247,233	$603	0.99%	$249,939	$720	1.14%	$246,099	$867	1.43%
Time certificates, $100,000 or more	62,456	189	1.23%	63,077	257	1.62%	72,499	434	2.43%
Other time certificates	36,295	247	2.76%	37,851	213	2.23%	42,477	324	3.09%
Total Interest-bearing Deposits	345,984	1,039	1.22%	350,867	1,190	1.35%	361,075	1,625	1.83%
Other borrowings	21,484	138	2.61%	14,497	151	4.13%	27,857	241	3.51%
Trust preferred securities	13,425	338	10.21%	13,458	346	10.20%	13,491	338	10.16%
Total Interest-bearing Liabilities	380,893	1,515	1.61%	378,822	1,687	1.77%	402,423	2,204	2.22%
Non-interest bearing demand deposits	181,386			184,771			159,455
Other non-interest bearing liabilities	4,162			5,241			4,362
Shareholders’ equity	59,367			57,210			54,712
Total liabilities and shareholders’ Equity	$625,808			$626,044			$620,952
Net interest income		$7,293			$7,469			$7,360
Interest rate spread			4.82%			4.76%			4.77%
Contribution of interest free funds			0.51%			0.56%			0.61%
Net yield on interest-earning assets (4)			5.32%			5.33%			5.38%

(1)          Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)          Tax equivalent yields earned on the tax exempt securities were 6.55%, 6.63% and 6.98% for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively, using the federal statutory rate of 34%.

(3)          Loan fees totaling $813,000, $636,000 and $581,000 are included in loan interest income for the three months ended March 31, 2003, December 31, 2002 and March 31, 2002, respectively.

(4)          Net yield on interest-earning assets during the period equals (a) the difference between interest income on interest-earning assets and the interest expense on interest-bearing liabilities, divided by (b) average interest-earning assets for the period.

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

	Three Months Ended March 31, 2003 Compared to Three Months Ended December 31, 2002 Favorable / (Unfavorable)			Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 Favorable / (Unfavorable)
Dollars in thousands	Volume	Rate(1)	Total	Volume	Rate(1)	Total
Interest Income:
Federal funds sold	$(6)	$—	$(6)	$(9)	$—	$(9)
Interest earning deposits	8	(8)	0	0	1	1
Investment securities:						0
Taxable	4	(223)	(219)	82	(522)	(440)
Tax-exempt	38	(5)	33	76	(16)	60
Loans, net	(57)	(99)	(156)	(201)	(167)	(368)
Total Interest Income	(13)	(335)	(348)	(52)	(704)	(756)
Interest Expense:
MMDA, NOW and savings	8	109	117	(4)	268	264
Time certificates, $100,000 or more	2	66	68	60	185	245
Other time certificates	9	(43)	(34)	47	30	77
Other borrowings	(71)	84	13	55	48	103
Trust preferred securities	1	7	8	2	(2)	0
Total Interest Expense	(51)	223	172	160	529	689
Change in Net Interest Income	$(64)	$(112)	$(176)	$108	$(175)	$(67)

(1)             The rate/volume variance has been included in the rate variance.

The Quarter Ended March 31, 2003 Compared to the Quarter Ended December 31, 2002

Interest income in the first quarter ended March 31, 2003 was $8.8 million compared to $9.2 million in the fourth quarter ended December 31, 2002.  The decline was primarily due to a decline in the yield on interest-earning assets.  Average interest-earning assets decreased slightly to $555.7 million in the three months ended March 31, 2003 compared to $556.4 in the three months ended December 31, 2002.  The yield earned on average interest-earning assets declined to 6.43% in the three months ended March 31, 2003 compared to 6.53% in the three months ended December 31, 2002.  Loans represented approximately 68.4% of total interest-earning assets in the first quarter of 2003 compared to 68.8% for the fourth quarter of 2002.

Interest expense in the first quarter of 2003 decreased to $1.5 million from $1.7 million for the fourth quarter of 2002.  Lower interest rates paid on interest-bearing liabilities contributed to the decrease in interest expense.  The interest rates paid on interest-bearing liabilities fell by 16 basis points from 1.77% during the fourth quarter of 2002 to 1.61% during the first quarter of 2003.  Average interest-bearing liabilities increased 0.55% to $380.9 million in the first quarter of 2003 from $378.8 million in the fourth quarter of 2002.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the first quarter of 2003 to 5.32% from 5.33% in the fourth quarter of 2002.

The Quarter Ended March 31, 2003 Compared to the Quarter Ended March 31, 2002

Interest income in the first quarter ended March 31, 2003 decreased to $8.8 million from $9.6 million in the quarter ended March 31, 2002.  This was primarily due to the decrease in the yield earned on average earning assets. The yield on average earning assets decreased from 6.99% during the first quarter ended March 31, 2002 to 6.43% during the first quarter ended March 31, 2003.  This decline was due to the overall decline in market interest rates.  Loans represented approximately 68.4% of total interest-earning assets in the first quarter of 2003 compared to 70.3% for the first quarter of 2002.

Interest expense in the first quarter of 2003 decreased to $1.5 million from $2.2 million for the first quarter of 2002.  The decrease in interest-bearing liabilities and the decrease in the interest rates paid on those liabilities contributed to the decrease in interest expense.  Average interest-bearing liabilities decreased 5.4% to $380.9 million in the first quarter of 2003 from $402.4 million in the first quarter of 2002.  Interest rates paid on average interest-bearing liabilities decreased to 1.61% during the first quarter of 2003 from 2.22% during the same period of 2002.  This decrease was due to the overall decline in market interest rates.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the first quarter of 2003 to 5.32% from 5.38% in the the first quarter of 2002.

Noninterest Income

The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:

	Three Months Ended March 31
Dollars in thousands	2003	2002
Components of Noninterest Income
Service fees on deposit accounts	$901	$800
Gain on sale of investments, net	—	—
Gain on sale of SBA loans	124	—
Gain on sale of other real estate owned	1	—
Other income	222	288
Total	$1,248	$1,088

As a Percentage of Average Assets (Annualized)
Service fees on deposit accounts	0.58%	0.52%
Gain on sale of investments, net	0.00%	0.00%
Gain on sale of SBA loans	0.08%	0.00%
Gain on sale of other real estate owned	0.00%	0.00%
Other income	0.14%	0.19%
Total	0.81%	0.71%

Our noninterest income increased to $1.2 million in the first quarter of 2003 from $1.1 million in the same period of 2002.  Increases in service fees on deposit accounts and gains on sales of SBA loans were partially offset by the decrease in other income.

Operating Expenses

The following table summarizes our operating expenses and the associated ratios to average assets for the periods indicated:

	Three Months Ended March 31
Dollars in thousands	2003	2002
Components of Operating Expense
Salaries and employee benefits	$3,301	$3,359
Occupancy and equipment	1,010	1,005
Data processing	366	411
Legal and other professional fees	43	325
Telephone, postage and supplies	280	318
Marketing and promotion	75	137
Amortization of intangibles	85	87
FDIC insurance and regulatory assessments	8	36
Other expenses	750	694
Total Noninterest Expense	$5,918	$6,372
Average full-time equivalent staff	215	228

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits	2.14%	2.19%
Occupancy and equipment	0.65%	0.66%
Data processing	0.24%	0.27%
Legal and other professional fees	0.03%	0.21%
Telephone, postage and supplies	0.18%	0.21%
Marketing and promotion	0.05%	0.09%
Amortization of intangibles	0.06%	0.06%
FDIC insurance and regulatory assessments	0.01%	0.02%
Other expenses	0.49%	0.45%
Total	3.84%	4.16%

Our operating expenses decreased by $454,000, or 7.1%, in the first quarter of 2003 compared to the same period of 2002.  Legal and other professional fees decreased $282,000, or 86.8%.  During the first quarter of 2002, we recorded $225,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort.

Income Taxes.

Our effective tax rate was 37.5% for the first quarter ended March 31, 2003 compared to 37.7% for the same period of the prior year.

FINANCIAL CONDITION

Our total assets decreased by $4.4 million, or 0.7%, from $630.9 million at the end of 2002 to $626.6 million at March 31, 2003.  The decrease in total assets was due primarily to the decrease in borrowings.  Borrowings decreased to $17.3 million at March 31, 2003 from $23.6 million at December 31, 2002.

Investments

The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated:

Dollars in thousands March 31, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$2,018	$14	$	$2,032	$2,032
Mortgage backed securities	135,273	2,543	(592)	137,224	137,224
Municipal securities	25,727	1,708	(42)	27,393	27,393
Corporates	2,031	285		2,316	2,316
Total Available for Sale	$165,049	$4,550	$(634)	$168,965	$168,965

Dollars in thousands December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$3,033	$20	$	$3,053	$3,053
Mortgage backed securities	144,257	$2,495	$(340)	146,412	146,412
Municipal securities	25,729	1,705	(64)	27,370	27,370
Corporates	2,031	314		2,345	2,345
Total Available for Sale	$175,050	$4,534	$(404)	$179,180	$179,180

Dollars in thousands March 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$5,107	$1	$(14)	$5,094	$5,094
U.S. government agencies	1,058		(8)	1,050	1,050
Mortgage backed securities	118,727	$1,757	$(206)	120,278	120,278
Municipal securities	20,433	678	(53)	21,058	21,058
Other securities	2,031	80		2,111	2,111
Total Available for Sale	$147,356	$2,516	$(281)	$149,591	$149,591

Held to Maturity:
U.S. Treasury securities	$1,017	$2	$	$1,019	$1,017
Total Held to Maturity	$1,017	$2	$	$1,019	$1,017

Loans Held for Investment

Our loans, net of deferred fees, decreased by $924,000, or 0.2%, during the first three months of 2003.  Certain reclassfications of loans were made during the second quarter of 2002 in conjunction with our systems conversion.  As a result, the loans shown below at March 31, 2002 are classified differently than the loans shown at December 31, 2002 and March 31, 2003.

	March 31 2003		December 31 2002		March 31 2002
Dollars in thousands	Amount	%	Amount	%	Amount	%
Real estate - construction	$64,003	17.0%	$59,854	15.8%	$68,238	17.8%
Commercial real estate	256,871	68.1	253,105	66.9	214,380	55.8
Real estate - other	16,774	4.4	25,951	6.9	18,733	4.9
Commercial	34,858	9.2	33,441	8.8	73,371	19.1
Consumer and other	5,731	1.5	6,791	1.8	10,472	2.7
Total loans, gross	378,237	100.3	379,142	100.3	385,194	100.3
Less: unearned income	(1,061)	(0.3)	(1,042)	(0.3)	(1,193)	(0.3)
Total loans, net of deferred fees	$377,176	100.0	$378,100	100.0	$384,001	100.0

In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations.  The total amount of loans secured by real estate equaled $337.6 million, or 89.3% of the total portfolio as of March 31, 2003.  Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California.  We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower’s ability to liquidate the property and repay the loan.  However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

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

Maturities of Loans at March 31, 2003:

Dollars in thousands

Time remaining to maturity	Fixed rate	Adjustable rate	Total
One year or less	$19,571	$102,072	$121,643
After one year to five years	91,430	34,932	126,362
After five years	38,286	91,946	130,232
Total	$149,287	$228,950	$378,237

As of March 31, 2003, the percentage of loans held for investment with fixed and floating interest rates was 39.5% and 60.5%, respectively.

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

As of March 31, 2003, we had $1.3 million in nonperforming assets.  The following table sets forth the balance of nonperforming assets as of the dates indicated:

Dollars in thousands	March 31 2003	December 31 2002	September 30 2002	June 30 2002	March 31 2002

Nonaccrual loans	$222	$797	$4,194	$1,775	$878
Loans 90 days or more past due and still accruing	122	249	29	54	33
Total nonperforming loans	344	1,046	4,223	1,829	911
Other real estate owned	965	995	1,005	885	885
Total nonperforming assets	$1,309	$2,041	$5,228	$2,714	$1,796
Nonperforming loans as a percentage of total gross loans	0.09%	0.28%	1.08%	0.46%	0.24%
Nonperforming assets as a percentage of total assets	0.21%	0.32%	0.85%	0.43%	0.30%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.35%	0.54%	1.33%	0.68%	0.47%

Allowance for Loan Losses

We maintain an allowance for loan losses (“ALL”) which is reduced by credit losses and increased by credit recoveries and by the provision to the ALL which is charged against operations.  Provisions to the ALL and the total of the ALL are based, among other factors, upon our credit loss experience, current economic conditions, the performance of loans within the portfolio, evaluation of loan collateral value, and the prospects or worth of respective borrowers and guarantors.

In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors.  Each pool is given a risk assessment factor which largely reflects the expected future losses from each category.  These risk assessment factors change as economic conditions shift and actual loan losses are recorded.  As of March 31, 2003, the ALL of $5,562,000, or 1.47% of total loans, was determined by us to be adequate against foreseeable future losses.  No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:

	At and For the Three Months Ended March 31,	At and For the Year Ended December 31,
Dollars in thousands	2003	2002
Allowance for Loan Losses:
Beginning balance	$5,442	$4,557
Adjustments
Charge-offs:
Real estate - mortgage	—	60
Commercial	2	65
Consumer and other	8	83
Total Charge-offs	10	208
Recoveries:
Real estate - mortgage	—	55
Commercial	3	25
Consumer and other	27	13
Total Recoveries	30	93
Net Charge-offs (Recoveries)	(20)	115
Provision charged to operating expense	100	1,000
Ending balance	$5,562	$5,442
Loans at end of period	$378,237	$379,142
Average loans during period	$379,898	$389,430
Ratios:
Allowance to loans at end of period	1.47%	1.44%
Net charge-offs (recoveries) to average loans during period	-0.01%	0.03%
Net charge-offs (recoveries) to allowance at beginning of period	-0.37%	2.52%

We made a provision of $100,000 to the allowance for loan losses during the first quarter of 2003 and 2002.  The provisions in both periods were recorded due to growth in certain components of the loan portfolio and deteriorating economic conditions in our market areas.

Deposits

Our deposits reached $533.2 million at March 31, 2003, an increase of $2.4 million, or 0.5% compared to December 31, 2002.

Our noninterest-bearing demand deposit accounts decreased 0.9% to $183.1 million at March 31, 2003 compared to $184.7 at December 31, 2002.  The ratio of noninterest-bearing deposits to total deposits decreased to 34.3% at March 31, 2003 compared to 34.8% at December 31, 2002.

Our MMDA, NOW and savings accounts were 47.6% of total deposits at March 31, 2003 as compared to 46.0% at December 31 2002.  Time certificates of deposit totaled $96.5 million, or 18.1% of total deposits at March 31, 2003 compared to $101.7 million or 19.2% of total deposits at December 31, 2002.

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

BB is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, BB is responsible for the payment of the interest on the outstanding issues of trust preferred securities and the dividends paid on our common stock. Substantially all of BB’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to BB.  At March 31, 2003, the Bank had approximately $2.1 million in the aggregate available to be paid as dividends to BB. Management of BB believes that such restrictions will not have an impact on the ability of BB to meet its ongoing cash obligations. As of March 31, 2003, BB did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $2.0 million for the three months ended March 31, 2003 and $2.1 million for the same period in 2002.  Cash provided by investing activities totaled $4.9 million in the three months ended March 31, 2003.  Cash provided by investing activities totaled $20.9 million in the three months ended March 31, 2002.  For the three months ended March 31, 2003, net cash used for financing activities was $4.3 million compared to $26.1 million in the same period of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.  As of March 31, 2003, our net interest income simulation analysis indicated that our net interest income for the next 12 months would increase by 3.5% if rates increased 100 basis points, and decrease by 1.6% if rates decreased 100 basis points.

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

Economic Value of Equity

The economic value of equity is computed by estimating the changes in economic, or market, value of equity over a range of potential changes in overall interest rates.  The economic value of equity is the market value of our assets minus the market value of our liabilities.  The market value of each asset and liability is the net present value of the expected future cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates.  As of March 31, 2003, our economic value of equity analysis indicated that our economic value of equity would decrease by 4.4% if rates increased 100 basis points, and increase by 6.0% if rates decreased 100 basis points.

The economic value of equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes.

Capital Resources

Our total shareholders’ equity was $59.5 million as of March 31, 2003 compared to $58.4 million at December 31, 2002. On February 27, 2003, the Board of Directors approved a plan to expand our stock repurchase program providing for the repurchase of 10% of our common stock outstanding in open market and private transactions.  This program is in addition to the $5 million repurchase program announced in February of 2002.  During the three months ended March 31, 2003, we repurchased 29,500 shares of our common stock for $503,000.

We declared cash dividends of $0.01 per share during the three months ended March 31, 2003.

We declared a 5% stock dividend during the second quarter of 2002.  All per share amounts have been restated to reflect the 5% stock dividend.

The ratios of average equity to average assets for the periods indicated are set forth below.

Three Months Ended March 31, 2003	Three Months Ended March 31, 2002

9.49%	8.81%

Risk-Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components:  Tier 1 (primarily shareholder’s equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital.  As of March 31, 2003, our total capital ratio was 12.0% and our Tier 1 capital ratio was 10.8%.  In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%.  As of March 31, 2003, our leverage ratio was 8.0%.  It is our intention to maintain risk-based capital ratios at levels characterized as “well-capitalized” for banking organizations:  Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

The following table shows our actual capital ratios at March 31, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy:

Capital to Risk-Adjusted Assets	At March 31, 2003	At December 31, 2002	Minimum Regulatory Capital Requirements

Tier 1 Risk-Based Capital	10.8%	10.8%	4.0%
Total Risk-Based Capital	12.0%	12.0%	8.0%
Leverage Ratio	8.0%	7.8%	4.0%

Item 4. Controls and Procedures:

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation within 90 days prior to the filing date of this report of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a—14(c)), have concluded that the Company’s disclosure controls and procedures are adequate and effective for purposes of Rule 13a-14 in timely alerting them to material information relating to the Company required to be included in the Company’s filings with the SEC under the Securities Exchange Act of 1934.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting for Stock-Based Compensation—Transition and Disclosure

In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. If awards of stock-based employee compensation were outstanding and accounted for under the intrinsic value method of APB Opinion No. 25, “Accounting for Stock” (“APB No. 25”) issued to employees, certain disclosures have to be made for any period for which an income statement is presented.

 SFAS No. 148 shall be effective for financial statements for fiscal years ending after December 15, 2002. We continue to apply APB No. 25 in accounting for stock-based compensation and have adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34

In November 2002, the FASB issued FIN 45. FIN 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees. FIN 45 also clarifies the requirements related to the recognition of a liability by a guarantor at the inception of a guarantee for the obligations the guarantor has undertaken in issuing that guarantee.

The initial recognition and initial measurement of a liability of a guarantor shall be applied only on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of this Interpretation’s initial application shall not be revised or restated to reflect the effect of the recognition and measurement provisions of the Interpretation.

The disclosure requirements in the Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The disclosure requirements of FIN 45 are discussed in Note 5 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS. The implementation of the initial recognition provisions of FIN 45 did not have a significant impact on our financial condition or operating results. We do not expect the full adoption of FIN 45 to have a material impact on our financial condition or operating results.

Consolidation of Variable Interest Entities

In January 2003, the FASB issued FIN 46. FIN 46 explains how to identify variable interest entities and how an enterprise assesses its interests in a variable interest entity to decide whether to consolidate that entity. FIN 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks will not be consolidated unless a single party holds an interest or combination of interests that effectively recombines risks that were previously dispersed.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

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

BUSINESS BANCORP (Registrant)

By:

/s/ Patrick E. Phelan
Patrick E. Phelan Executive Vice President and Chief Financial Officer

Date: May 14, 2003

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Alan J. Lane, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Business Bancorp;

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ ALAN J. LANE
Alan J. Lane Chief Executive Officer

CERTIFICATIONS UNDER
SECTION 302 OF
THE SARBANES OXLEY ACT OF 2002

I, Patrick E. Phelan, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of Business Bancorp;

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

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 14, 2003

By:	/s/ PATRICK E. PHELAN
Patrick E. Phelan Executive Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

99.1	Certification of Registrant’s Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

99.2	Certification of Registrant’s Chief Financial Officer Pursuant to 18 U.S.C. Section 1350