Form 10-Q
period 2003-06-30
BUSINESS BANCORP /CA/
filed 2003-08-14
CIK 1123841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 000-31593

BUSINESS BANCORP

(Exact name of registrant as specified in its charter)

California	33-0884369
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Outstanding shares of Common Stock, no par value, as of July 31, 2003: 4,021,403

BUSINESS BANCORP

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands )
ASSETS
Cash and cash equivalents	$33,083	$32,531
Investment securities:
Available for sale, at fair value	191,157	179,180
Other securities	3,267	2,641
Total investment securities	194,424	181,821
Loans, net of deferred fees	394,794	378,100
Allowance for loan losses	(5,566)	(5,442)
Total loans, net	389,228	372,658
Property, premises and equipment, net	12,669	12,361
Goodwill	20,121	20,121
Other intangible assets	1,838	1,790
Interest receivable and other assets	12,304	9,650
Total assets	$663,667	$630,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$192,767	$184,728
MMDA, NOW and savings	265,301	244,364
Time certificates, $100,000 and over	60,260	64,510
Other time certificates	34,620	37,237
Total deposits	552,948	530,839
Borrowings	33,725	23,625
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding solely junior subordinated debentures	13,446	13,462
Accrued interest payable and other liabilities	3,822	4,560
Total liabilities	603,941	572,486

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value: 20,000,000 shares authorized; none issued
Common stock, no par value: 20,000,000 shares authorized; 4,021,403 and 4,142,144 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	39,794	36,529
Accumulated other comprehensive income	3,041	2,430
Retained earnings	16,891	19,487
Total shareholders’ equity	59,726	58,446
Total liabilities and shareholders’ equity	$663,667	$630,932

See notes to consolidated financial statements

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands, except per share amounts	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
INTEREST INCOME
Interest and fees on loans	$7,558	$7,741	$14,886	$15,421
Interest on investment securities:
Taxable	965	1,645	2,113	3,233
Tax-exempt	335	272	666	543
Other interest income	3	9	4	19
Total interest income	8,861	9,667	17,669	19,216
INTEREST EXPENSE
Interest on deposits	983	1,502	2,021	3,127
Interest on other borrowings	135	160	274	401
Interest on trust preferred securities	342	342	680	680
Total interest expense	1,460	2,004	2,975	4,208
Net interest income	7,401	7,663	14,694	15,008
Provision for loan losses	100	200	200	300
Net interest income after provision for loan losses	7,301	7,463	14,494	14,708
NON-INTEREST INCOME
Service fees on deposit accounts	935	787	1,836	1,587
Gain on sale of SBA loans	308	48	432	48
Gain on sale of other real estate owned	30	0	31	0
Other income	328	212	550	515
Total	1,601	1,047	2,849	2,150
OPERATING EXPENSES
Salaries and employee benefits	3,384	3,065	6,685	6,424
Occupancy and equipment	1,084	1,019	2,103	2,024
Data processing	375	455	741	866
Legal and other professional fees	116	400	160	725
Telephone, postage and supplies	331	288	611	607
Marketing and promotion	104	80	179	217
Amortization of intangibles	85	84	171	171
FDIC insurance and regulatory assessments	42	35	50	71
Other expenses	709	1,051	1,448	1,744
Total operating expenses	6,230	6,477	12,148	12,849
Income before provision for income taxes	2,672	2,033	5,195	4,009
Provision for income taxes	1,006	756	1,951	1,501
Net income	$1,666	$1,277	$3,244	$2,508

Net income per share — basic	$0.41	$0.31	$0.79	$0.60
Net income per share — diluted	$0.38	$0.30	$0.74	$0.58
Cash dividends per share of common stock	$0.01	$0.01	$0.02	$0.02

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in thousands	2003	2002	2003	2002

Net income	$1,666	$1,277	$3,244	$2,508
Other comprehensive income:
Unrealized net gains on securities:
Unrealized net holding gains arising during period (net of taxes of $445 and $607 for the three months ended June 30, 2003 and 2002, and $368 and $786 for the six months ended June 30, 2003 and 2002, respectively)	737	1,025	611	1,314
Comprehensive income	$2,403	$2,302	$3,855	$3,822

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows — operating activities
Net income	$3,244	$2,508
Reconcilement of net income to net cash from operations:
Provision for loan losses	200	300
Depreciation and amortization	932	799
Net amortization/accretion of premiums/discounts on investment securities	2,781	1,607
Deferred income taxes	—	188
Gain on sale of other real estate owned	(31)	—
Gain on sale of loans	(432)	(48)
Changes in:
Accrued interest receivable and other assets	527	(242)
Accrued interest payable and other liabilities	(738)	(1,062)
Deferred loans fees and discounts, net	351	(45)
Operating cash flows, net	6,834	4,005

Cash flows — investing activities
Available for sale securities:
Maturities	1,000	22,909
Principal reduction of mortgage-backed securities	47,449	26,716
Purchases	(62,170)	(35,044)
Other securities	(626)	627
Loans, net	(23,429)	(11,032)
Proceeds from sale of other real estate owned	86	—
Proceeds from sale of loans	6,662	959
Purchase of bank owned life insurance policies	(3,881)	—
Purchase of property, premises and equipment	(1,007)	(1,942)
Investing cash flows, net	(35,916)	3,193

Cash flows — financing activities
Net change in deposits	22,109	3,112
Net change in other borrowings	10,100	(6,299)
Proceeds from the exercise of stock options	384	998
Cash dividends	(85)	(82)
Repurchases of common stock	(2,874)	(4,661)
Financing cash flows, net	29,634	(6,932)

Net change in cash and cash equivalents	552	266

Cash and cash equivalents at beginning of period	32,531	34,615

Cash and cash equivalents at end of period	$33,083	$34,881

Cash flows —supplemental disclosures
Interest on deposits, borrowings and trust preferred securities	$3,223	$4,726
Income taxes	$2,240	$1,205

Non-cash transactions:
Stock dividends paid on common stock	4,234	$2,689

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Bancorp (“BB”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the “Bank”). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.  The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2002.  The interim condensed consolidated financial statements contained herein are not audited.  However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.  The results of operations for the six months ended June 30, 2003 should not be considered indicative of operating results to be expected for the year ending December 31, 2003.  Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.  Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options.  Accordingly, no compensation cost has been recognized for our stock option plan.  Had compensation for our stock option plan been determined consistent with SFAS No. 123 and No. 148, our net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended June 30		Six months ended June 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$19	$15	$41	$284

Net income:
As reported	$1,666	$1,277	$3,244	$2,508
Pro forma	$1,647	$1,262	$3,203	$2,224

Basic net income per share:
As reported	$0.41	$0.31	$0.79	$0.60
Pro forma	$0.40	$0.31	$0.78	$0.53

Diluted net income per share:
As reported	$0.38	$0.30	$0.74	$0.58
Pro forma	$0.38	$0.29	$0.73	$0.51

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the periods indicated:

	Three months ended June 30
	2003	2002
Dividend yield	0.20%	0.28%
Expected volatility	22.00%	20.00%
Risk free rates	2.99%	3.39%
Weighted average expected life	7.5 yrs	7.5 yrs

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

SFAS No. 142 also requires an analysis of impairment of goodwill annually or more frequently upon the occurrence of certain events.  During 2002, we completed the required initial impairment tests of goodwill and an annual update was completed in 2003.  Based upon our latest evaluation, our goodwill was not impaired at June 30, 2003.  We have no indefinite-lived other intangible assets.

NOTE 2 – BUSINESS COMBINATIONS

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

NOTE 3 – BORROWINGS

The following table presents our borrowings in detail for the periods indicated:

(Dollars in thousands)	June 30, 2003	December 31, 2002
Short term borrowings:
FHLB advances	$33,725	$20,025

Long term borrowings:
FHLB advances	—	3,600
Total borrowings	$33,725	$23,625

Pursuant to collateral agreements with the Federal Home Loan Bank (the “FHLB”), advances are secured by all the capital stock in the FHLB and certain investment securities.  Four advances totaling $33,725,000 were outstanding from the FHLB at June 30, 2003.  One advance for $17,500,000 bears an interest rate of 1.02% and matured July 1, 2003; one advance for $10,000,000 bears an interest rate of 1.05% and matures October 6, 2003; one advance for $2,625,000 bears an interest rate of 5.76% and matures December 22, 2003; and one advance for $3,600,000 bears an interest rate of 5.37% and matures January 12, 2004.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

	Three months ended June 30,
	2003			2002
Dollars in thousands except share and per share amounts	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Net Income as Reported	$1,666			$1,277
Used in Basic EPS	1,666	4,072,295	$0.41	1,277	4,084,823	$0.31
Dilutive Effect of Outstanding
Stock Options		310,605			201,691
Used in Dilutive EPS	$1,666	4,382,900	$0.38	$1,277	4,286,514	$0.30

	Six months ended June 30,
	2003			2002
Dollars in thousands except share and per share amounts	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Net Income as Reported	$3,244			$2,508
Used in Basic EPS	3,244	4,105,786	$0.79	2,508	4,161,288	$0.60
Dilutive Effect of Outstanding
Stock Options		279,827			193,405
Used in Dilutive EPS	$3,244	4,385,613	$0.74	$2,508	4,354,693	$0.58

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

The credit risk involved in issuing letters of credit is essentially the same as that involved with extending loan commitments to customers, and accordingly, we use a credit evaluation process and collateral requirements similar to those for loan commitments.  The actual liquidity needs or the credit risk that we have experienced historically has been lower than the contractual amount of letters of credit issued because a significant portion of these conditional commitments expire without being drawn upon.

The table below summarizes at June 30, 2003 our standby letter of credits at the inception of the contract.  The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires within one year	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)
Financial standby	—	—	—	—
Peformance standby	$3,039	$80	$3,119	$3,119
Total	$3,039	$80	$3,119	$3,119

NOTE 6 – VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest.  As of June 30, 2003, we did not have an interest in any variable interest entities.

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

At June 30, 2003, we had total assets of $663.7 million, total loans, net, of $389.2 million and total deposits of $552.9 million.

RESULTS OF OPERATIONS

The following table summarizes our income, income per share and key financial ratios for the periods indicated:

	Net Income		Net Income
Dollars in thousands, except per share amounts	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Income	$1,666	$1,277	$3,244	$2,508
Income per share:
Basic	$0.41	$0.31	$0.79	$0.60
Diluted	$0.38	$0.30	$0.74	$0.58
Return on average assets	1.03%	0.83%	1.03%	0.81%
Return on average shareholders’ equity	11.22%	9.59%	11.00%	9.36%
Dividend payout ratio	2.63%	3.33%	2.70%	3.45%

Net Income

Our net income for the second quarter of 2003 increased 30.5% to $1,666,000, or $0.38 per diluted share, compared to net income of $1,277,000, or $0.30 per diluted share, for the second quarter of 2002.  Based on our net income for the second quarter of 2003, our return on average shareholders’ equity was 11.22% and our return on average assets was 1.03%.  During the second quarter of 2002, our net income resulted in a return on average shareholders’ equity of 9.59% and a return on average assets of 0.83%.

The increase in net income during the second quarter of 2003 as compared to the second quarter of 2002 was primarily due to increases in noninterest income and decreases in noninterest expense.

Our net income for the six months ended June 30, 2003 increased 29.4% to $3,244,000, or $0.74 per diluted share, compared to net income of $2,508,000, or $0.58 per diluted share, for the six months ended June 30, 2002.  Based on our net income for the six months ended June 30, 2003, our return on average shareholders’ equity was 11.00% and our return on average assets was 1.03%.  During the six months ended June 30, 2002, our net income resulted in a return on average shareholders’ equity of 9.36% and a return on average assets of 0.81%.

The increase in net income during the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was primarily due to increases in noninterest income and decreases in noninterest expense.

Net Interest Income - Quarterly

Our net interest income decreased 3.4% to $7.4 million for the second quarter of 2003 from $7.7 million for the second quarter of 2002.  The increase in our average interest-earning assets was offset by the 35 basis point drop in our net yield on interest-earning assets.

Our net interest income increased 1.5% to $7.4 million for the second quarter of 2003 from $7.3 million for the first quarter of 2003.  The increase in our average interest-earning assets was partially offset by the 11 basis point drop in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are average daily balances.

	For the three months ended June 30, 2003			For the three months ended March 31, 2003			For the three months ended June 30, 2002
Dollars in thousands	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate
ASSETS
Federal funds sold	$711	$2	1.13%	$—	—	—	$1,331	$5	1.51%
Interest earning deposits	192	1	2.09%	945	$2	0.86%	1,434	4	1.12%
Investment securities:
Taxable	155,689	965	2.49%	147,351	1,148	3.16%	136,622	1,645	4.83%
Tax-exempt (2)	28,618	335	4.70%	27,493	331	4.88%	21,220	272	5.14%
Loans, net (3)	385,050	7,558	7.87%	379,898	7,327	7.82%	392,041	7,741	7.92%
Total Interest-earning Assets	570,260	8,861	6.23%	555,687	8,808	6.43%	552,648	9,667	7.02%
Total Non-earning Assets	76,117			70,121			68,143
Total Assets	$646,377			$625,808			$620,791

LIABILITIES & SHAREHOLDERS’ EQUITY
MMDA, NOW and savings	$265,026	$615	0.93%	$247,233	$603	0.99%	$256,680	$906	1.42%
Time certificates, $100,000 or more	60,572	150	0.99%	62,456	189	1.23%	65,593	325	1.99%
Other time certificates	35,079	218	2.49%	36,295	247	2.76%	41,849	271	2.60%
Total Interest-bearing Deposits	360,677	983	1.09%	345,984	1,039	1.22%	364,122	1,502	1.65%
Other borrowings	21,078	135	2.57%	21,484	138	2.61%	16,897	160	3.80%
Trust preferred securities	13,449	342	10.20%	13,425	338	10.21%	13,483	342	10.17%
Total Interest-bearing Liabilities	395,204	1,460	1.48%	380,893	1,515	1.61%	394,502	2,004	2.04%
Non-interest bearing demand deposits	188,605			181,386			169,221
Other non-interest bearing liabilities	3,018			4,162			3,667
Shareholders’ equity	59,550			59,367			53,401
Total liabilities and shareholders’ Equity	$646,377			$625,808			$620,791
Net interest income		$7,401			$7,293			$7,663
Interest rate spread			4.75%			4.82%			4.98%
Contribution of interest free funds			0.45%			0.51%			0.58%
Net yield on interest-earning assets (4)			5.21%			5.32%			5.56%

(1)          Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)          Tax equivalent yields earned on the tax exempt securities were 6.40%, 6.66% and 7.01% for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively, using the federal statutory rate of 34%.

(3)          Loan fees totaling $744,000, $813,000 and $659,000 are included in loan interest income for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002, respectively.

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

	Three Months Ended June 30, 2003 Compared to Three Months Ended March 31, 2003 Favorable / (Unfavorable)			Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002 Favorable / (Unfavorable)
Dollars in thousands	Volume	Rate (1)	Total	Volume	Rate (1)	Total
Interest Income:
Federal funds sold	$2	$0	$2	$(2)	$(1)	$(3)
Interest earning deposits	(2)	1	(1)	(3)	0	(3)
Investment securities:
Taxable	66	(249)	(183)	230	(910)	(680)
Tax-exempt	14	(10)	4	95	(32)	63
Loans, net	100	131	231	(138)	(45)	(183)
Total Interest Income	180	(127)	53	182	(988)	(806)
Interest Expense:
MMDA, NOW and savings	(44)	32	(12)	(30)	321	291
Time certificates, $100,000 or more	6	33	39	25	150	175
Other time certificates	8	21	29	44	9	53
Other borrowings	3	0	3	(40)	65	25
Trust preferred securities	(1)	(3)	(4)	1	(1)	0
Total Interest Expense	(28)	83	55	0	544	544
Change in Net Interest Income	$152	$(44)	$108	$182	$(444)	$(262)

(1)             The rate/volume variance has been included in the rate variance.

The Quarter Ended June 30, 2003 Compared to the Quarter Ended June 30, 2002

Interest income in the second quarter ended June 30, 2003 decreased to $8.9 million from $9.7 million in the quarter ended June 30, 2002.  This was primarily due to the decrease in the yield earned on average interest-earning assets. The yield on average interest-earning assets decreased from 7.02% during the second quarter ended June 30, 2002 to 6.23% during the second quarter ended June 30, 2003.  This decline reflects the general decline in market interest rates during 2002 and 2003.  Loans represented approximately 67.5% of total interest-earning assets in the second quarter of 2003 compared to 70.9% for the second quarter of 2002.

Interest expense in the second quarter of 2003 decreased to $1.5 million from $2.0 million for the second quarter of 2002.  This decrease was entirely due to the decrease in the rates paid on interest-bearing liabilities.  Interest rates paid on average interest-bearing liabilities decreased to 1.48% during the second quarter of 2003 from 2.04% during the same period of 2002.  This decline reflects the general decline in market interest rates during 2002 and 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the second quarter of 2003 to 5.21% from 5.56% in the the second quarter of 2002.

The Quarter Ended June 30, 2003 Compared to the Quarter Ended March 31, 2003

Interest income in the second quarter ended June 30, 2003 increased to $8.9 million from $8.8 million in the first quarter ended March 31, 2003.  The increase was primarily due to an increase in average interest-earning assets partially offset by a decrease in the yield earned on average interest-earning assets.  Average interest-earning assets increased to $570.3 million during the three months ended June 30, 2003 compared to $555.7 during the three months ended March 31, 2003.  The yield earned on average interest-earning assets declined to 6.23% in the three months ended June 30, 2003 compared to 6.43% in the three months ended March 31, 2003.  This decline reflects the general decline in market interest rates during the second quarter of 2003.  Loans represented approximately 67.5% of average interest-earning assets in the second quarter of 2003 compared to 68.4% in the first quarter of 2003.

Interest expense in the second quarter of 2003 remained unchanged at $1.5 million compared to the first quarter of 2003.  An increase in average interest-bearing liabilities was offset by a decrease in the rates paid on interest-bearing liabilities.  Average interest-bearing liabilities increased to $395.2 million during the second quarter of 2003 compared to $380.9 during the first quarter of 2003.  Interest rates paid on average interest-bearing liabilities decreased to 1.48% during the second quarter of 2003 from 1.61% during the first quarter of 2003.  This decline reflects the general decline in market interest rates during the second quarter of 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the second quarter of 2003 to 5.21% from 5.32% in the first quarter of 2003.

Net Interest Income – Year to Date

Our net interest income decreased 2.1% to $14.7 million for the six months ended June 30, 2003 from $15.0 million for the six months ended June 30, 2002.  The increase in our average interest-earning assets was offset by the 21 basis point drop in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are average daily balances.

	For the six months ended June 30, 2003			For the six months ended June 30, 2002
Dollars in thousands	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate
ASSETS
Federal funds sold	$357	$2	1.13%	$1,840	$14	1.53%
Interest earning deposits	566	2	0.71%	1,088	5	0.93%
Investment securities:
Taxable	151,543	2,113	2.81%	138,339	3,233	4.71%
Tax-exempt (2)	28,058	666	4.79%	21,345	543	5.13%
Loans, net (3)	382,488	14,886	7.85%	391,066	15,421	7.95%
Total Interest-earning Assets	563,012	17,669	6.33%	553,678	19,216	7.00%
Total Non-earning Assets	73,137			67,193
Total Assets	$636,149			$620,871

LIABILITIES & SHAREHOLDERS’ EQUITY
MMDA, NOW and savings	$256,178	$1,217	0.96%	$251,418	$1,773	1.42%
Time certificates, $100,000 or more	61,508	483	1.58%	69,027	759	2.22%
Other time certificates	35,684	321	1.81%	42,161	595	2.85%
Total Interest-bearing Deposits	353,370	2,021	1.15%	362,606	3,127	1.74%
Other borrowings	21,280	274	2.60%	22,347	401	3.62%
Trust preferred securities	13,437	680	10.21%	13,487	680	10.17%
Total Interest-bearing Liabilities	388,087	2,975	1.55%	398,440	4,208	2.13%
Non-interest bearing demand deposits	185,016			164,365
Other non-interest bearing liabilities	3,587			4,013
Shareholders’ equity	59,459			54,053
Total liabilities and shareholders’ Equity	$636,149			$620,871
Net interest income		$14,694			$15,008
Interest rate spread			4.78%			4.87%
Contribution of interest free funds			0.48%			0.60%
Net yield on interest-earning assets (4)			5.26%			5.47%

(1)          Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)          Tax equivalent yields earned on the tax exempt securities were 6.53% and 7.00% for the six months ended June 30, 2003 and June 30, 2002, respectively, using the federal statutory rate of 34%.

(3)          Loan fees totaling $1,558,000 and  $1,241,000 are included in loan interest income for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

	Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002 Favorable / (Unfavorable)
Dollars in thousands	Volume	Rate (1)	Total
Interest Income:
Federal funds sold	$(11)	$(1)	$(12)
Interest earning deposits	(2)	(1)	(3)
Investment securities:
Taxable	308	(1,428)	(1,120)
Tax-exempt	171	(48)	123
Loans, net	(338)	(197)	(535)
Total Interest Income	128	(1,675)	(1,547)
Interest Expense:
MMDA, NOW and savings	(34)	590	556
Time certificates, $100,000 or more	83	193	276
Other time certificates	92	182	274
Other borrowings	19	108	127
Trust preferred securities	3	(3)	0
Total Interest Expense	163	1,070	1,233
Change in Net Interest Income	$291	$(605)	$(314)

(1)          The rate/volume variance has been included in the rate variance.

The Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Interest income during the six months ended June 30, 2003 decreased to $17.7 million from $19.2 million during the six months ended June 30, 2002.  This was primarily due to the decrease in the yield earned on average interest-earning assets. The yield on average interest-earning assets decreased from 7.00% during the six months ended June 30, 2002 to 6.33% during the six months ended June 30, 2003.  This decline reflects the general decline in market interest rates during 2002 and 2003.  Loans represented approximately 67.9% of total interest-earning assets during the six months ended June 30, 2003 compared to 70.6% for the same period in the prior year.

Interest expense during the first six months of 2003 decreased to $3.0 million from $4.2 million during the first six months of 2002.  This decrease was primarily due to the decrease in the rates paid on interest-bearing liabilities.  Interest rates paid on average interest-bearing liabilities decreased to 1.55% during the first six months of 2003 from 2.13% during the same period of 2002.  This decline reflects the general decline in market interest rates during 2002 and 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased during the first six months of 2003 to 5.26% from 5.47% during the same period of 2002.

Noninterest Income

The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands	2003	2002	2003	2002
Components of Noninterest Income
Service fees on deposit accounts	$935	$787	$1,836	$1,587
Gain on sale of SBA loans	308	48	432	48
Gain on sale of other real estate owned	30		31
Other income	328	212	550	515
Total	$1,601	$1,047	$2,849	$2,150

As a Percentage of Average Assets (Annualized)
Service fees on deposit accounts	0.58%	0.51%	0.58%	0.52%
Gain on sale of SBA loans	0.19%	0.03%	0.14%	0.02%
Gain on sale of other real estate owned	0.02%		0.01%
Other income	0.20%	0.14%	0.17%	0.17%
Total	0.99%	0.68%	0.90%	0.70%

Our noninterest income increased to $1.6 million in the second quarter of 2003 from $1.0 million in the same period of 2002.  For the six months ended June 30, 2003, our noninterest income increased to $2.8 million from $2.2 million in the same period of 2002.  Increases in service fees on deposit accounts and gains on sales of SBA loans accounted for most of the increases.

Operating Expenses

The following table summarizes our operating expenses and the associated ratios to average assets for the periods indicated:

	Three Months Ended June 30		Six Months Ended June 30
Dollars in thousands	2003	2002	2003	2002
Components of Operating Expense
Salaries and employee benefits	$3,384	$3,065	$6,685	$6,424
Occupancy and equipment	1,084	1,019	2,103	2,024
Data processing	375	455	741	866
Legal and other professional fees	116	400	160	725
Telephone, postage and supplies	331	288	611	607
Marketing and promotion	104	80	179	217
Amortization of intangibles	85	84	171	171
FDIC insurance and regulatory assessments	42	35	50	71
Other expenses	709	1,051	1,448	1,744
Total Noninterest Expense	$6,230	$6,477	$12,148	$12,849

Average full-time equivalent staff	219	224	217	226

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits	2.10%	1.98%	2.12%	2.09%
Occupancy and equipment	0.67%	0.66%	0.67%	0.66%
Data processing	0.23%	0.29%	0.23%	0.28%
Legal and other professional fees	0.07%	0.26%	0.05%	0.24%
Telephone, postage and supplies	0.21%	0.19%	0.19%	0.20%
Marketing and promotion	0.06%	0.05%	0.06%	0.07%
Amortization of intangibles	0.05%	0.05%	0.05%	0.06%
FDIC insurance and regulatory assessments	0.03%	0.02%	0.02%	0.02%
Other expenses	0.44%	0.68%	0.46%	0.57%
Total	3.87%	4.18%	3.85%	4.17%

Efficiency ratio	69.21%	74.36%	69.25%	74.89%

Our operating expenses decreased by $247,000, or 3.8%, in the second quarter of 2003 compared to the same period of 2002.  Legal and other professional fees decreased $284,000, or 71.0%.  During the second quarter of 2002, we recorded $285,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort.

For the six months ended June 30, 2003, our operating expenses decreased by $701,000, or 5.5%, compared to the same period in 2002.  Legal and other professional fees decreased $565,000, or 78.0%.  During the six months ended June 30, 2002, we recorded $510,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort.

Income Taxes.

Our effective tax rate was 37.6% for the second quarter ended June 30, 2003 compared to 37.2% for the same period of the prior year.  For the six months ended June 30, 2003, our effective tax rate was 37.6% compared to 37.4% for the same period in the prior year.

FINANCIAL CONDITION

Our total assets increased by $32.7 million, or 5.2%, from $630.9 million at the end of 2002 to $663.7 million at June 30, 2003.  The increase in total assets was primarily due to the $22.1 million increase in total deposits and the $10.1 million increase in borrowings.

Investments

The following tables set forth the amortized cost and approximate market value of our investment securities as of the dates indicated:

Dollars in thousands June 30, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$2,006	$6		$2,012	$2,012
Mortgage backed securities	155,285	2,354	$(679)	156,960	156,960
Municipal securities	26,668	3,002	(3)	29,667	29,667
Corporates	2,031	487		2,518	2,518
Total Available for Sale	$185,990	$5,849	$(682)	$191,157	$191,157

Dollars in thousands December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$3,033	$20	$		$3,053	$3,053
Mortgage backed securities	144,257	$2,495		$(340)	146,412	146,412
Municipal securities	25,729	1,705	(64)		27,370	27,370
Corporates	2,031	314			2,345	2,345
Total Available for Sale	$175,050	$4,534		$(404)	$179,180	$179,180

Dollars in thousands June 30, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses		Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$3,075	$16			$3,091	$3,091
U.S. government agencies	1,051	12			1,063	1,063
Mortgage backed securities	123,556	2,582		$(36)	126,102	126,102
Municipal securities	20,434	1,248			21,682	21,682
Other securities	2,031	157			2,188	2,188
Total Available for Sale	$150,147	$4,015		$(36)	$154,126	$154,126

Held to Maturity:
U.S. Treasury securities	$1,009	$2	$		$1,011	$1,009
Total Held to Maturity	$1,009	$2	$		$1,011	$1,009

Loans Held for Investment

Our loans, net of deferred fees, increased by $16.7 million, or 4.4%, during the first six months of 2003.  The following table presents the composition of our loan portfolio at the date indicated:

	June 30 2003		December 31 2002		June 30 2002
Dollars in thousands	Amount	%	Amount	%	Amount	%
Real estate — construction	$65,602	16.6%	$59,854	15.8%	$76,234	19.2%
Commercial real estate	267,979	67.9	253,105	66.9	226,108	56.9
Real estate — other	19,826	5.0	25,951	6.9	40,766	10.3
Commercial	37,640	9.5	33,441	8.8	43,832	11.0
Consumer and other	5,140	1.3	6,791	1.8	11,841	3.0
Total loans, gross	396,187	100.4	379,142	100.3	398,781	100.3
Less: unearned income	(1,393)	(0.4)	(1,042)	(0.3)	(1,064)	(0.3)
Total loans, net of deferred fees	$394,794	100.0	$378,100	100.0	$397,717	100.0

In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations.  The total amount of loans secured by real estate equaled $353.4 million, or 89.2% of the total portfolio as of June 30, 2003.  Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California.  We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower’s ability to liquidate the property and repay the loan.  However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

We focus our portfolio lending on commercial, commercial real estate, and construction loans.  These loans generally carry a higher level of risk than conventional real estate loans; accordingly, yields on these loans are typically higher than those of other loans.  The performance of commercial and construction loans is generally dependent upon future cash flows from business operations (including the sale of products, merchandise and services) and the successful completion or operation of real estate projects.  Risks attributable to such loans can be significantly increased, often to a greater extent than other loans, by regional economic factors, real estate prices, the demand for commercial and retail office space, and the demand for products and services of industries which are concentrated within our loan portfolio.  Because credit concentrations increase portfolio risk, we place significant emphasis on the purpose of each loan and the related sources of repayment.  We generally limit unsecured commercial loans to maturities of three years and secured commercial loans to maturities of five years.

Maturities of Loans at June 30, 2003:

Dollars in thousands

Time remaining to maturity	Fixed rate	Adjustable rate	Total
One year or less	$24,099	$106,603	$130,702
After one year to five years	85,363	36,936	122,299
After five years	37,416	105,770	143,186
Total	$146,878	$249,309	$396,187

As of June 30, 2003, the percentage of loans held for investment with fixed and floating interest rates was 37.1% and 62.9%, respectively.

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

As of June 30, 2003, we had $1.8 million in nonperforming assets and one Small Business Administration (“SBA”) loan on nonaccrual status totaling $782,000. This loan is guaranteed by the SBA.  The following table sets forth the balance of nonperforming assets as of the dates indicated:

Dollars in thousands	June 30 2003	March 31 2003	December 31 2002	September 30 2002	June 30 2002

Nonaccrual loans	$782	$222	$797	$4,194	$1,775
Loans 90 days or more past due and still accruing	119	122	249	29	54
Total nonperforming loans	901	344	1,046	4,223	1,829
Other real estate owned	940	965	995	1,005	885
Total nonperforming assets	$1,841	$1,309	$2,041	$5,228	$2,714
Nonperforming loans as a percentage of total gross loans	0.23%	0.09%	0.28%	1.08%	0.46%
Nonperforming assets as a percentage of total assets	0.28%	0.21%	0.32%	0.85%	0.43%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.46%	0.35%	0.54%	1.33%	0.68%

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

In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors.  Each pool is given a risk assessment factor which largely reflects the expected future losses from each category.  These risk assessment factors change as economic conditions shift and actual loan losses are recorded.  As of June 30, 2003, the ALL of $5,566,000, or 1.41% of total loans, was determined by us to be adequate against foreseeable future losses.  No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:

Dollars in thousands	At and For the Six Months Ended June 30, 2003	At and For the Year Ended December 31, 2002
Allowance for Loan Losses:
Beginning balance	$5,442	$4,557
Charge-offs:
Real estate -mortgage	—	60
Commercial	102	65
Consumer and other	11	83
Total Charge-offs	113	208
Recoveries:
Real estate -mortgage	—	55
Commercial	4	25
Consumer and other	33	13
Total Recoveries	37	93
Net Charge-offs (Recoveries)	76	115
Provision charged to operating expense	200	1,000
Ending balance	$5,566	$5,442
Loans at end of period	$394,794	$378,100
Average loans during period	$382,488	$389,430
Ratios:
Allowance to loans at end of period	1.41%	1.44%
Net charge—offs (recoveries) to average loans during period	0.02%	0.03%
Net charge—offs (recoveries) to allowance at beginning of period	1.40%	2.52%

We recorded a provision of $100,000 to the allowance for loan losses during the second quarter of 2003 and $200,000 during the second quarter of 2002.  During the six months ended June 30, 2003 we recorded a provision of $200,000 compared to a provision of $300,000 during the same period of the prior year.  The provisions were recorded due to growth in certain components of the loan portfolio and deteriorating economic conditions in our market areas.

Deposits

Our deposits reached $552.9 million at June 30, 2003, an increase of $22.1 million, or 4.2% compared to December 31, 2002.

Our noninterest-bearing demand deposit accounts increased 4.4% to $192.8 million at June 30, 2003 compared to $184.7 at December 31, 2002.  The ratio of noninterest-bearing deposits to total deposits increased to 34.9% at June 30, 2003 compared to 34.8% at December 31, 2002.

Our MMDA, NOW and savings accounts were 48.0% of total deposits at June 30, 2003 as compared to 46.0% at December 31 2002.  Time certificates of deposit totaled $94.9 million, or 17.2% of total deposits at June 30, 2003 compared to $101.7 million or 19.2% of total deposits at December 31, 2002.

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

BB is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, BB is responsible for the payment of the interest on the outstanding issues of trust preferred securities and the dividends paid on our common stock. Substantially all of BB’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to BB.  At June 30, 2003, the Bank had approximately $4.9 million in the aggregate available to be paid as dividends to BB. Management of BB believes that such restrictions will not have an impact on the ability of BB to meet its ongoing cash obligations. As of June 30, 2003, BB did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $6.8 million for the six months ended June 30, 2003 and $4.0 million for the same period in 2002.  Cash used in investing activities totaled $35.9 million in the six months ended June 30, 2003 compared to cash provided by investing activities of $3.2 million for the six months ended June 30, 2002.  For the six months ended June 30, 2003, net cash provided by financing activities was $30.0 million compared to net cash used in financing activities of $6.9 million in the same period of 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our financial performance is impacted by, among other factors, credit risk and interest rate risk. We do not utilize derivatives to mitigate our credit risk, relying instead on an extensive loan review process and our allowance for loan losses.

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.  As of June 30, 2003, our net interest income simulation analysis indicated that our net interest income for the next 12 months would increase by 3.5% if rates increased 100 basis points, and decrease by 1.8% if rates decreased 100 basis points.

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

Economic Value of Equity

The economic value of equity is computed by estimating the changes in economic, or market, value of equity over a range of potential changes in overall interest rates.  The economic value of equity is the market value of our assets minus the market value of our liabilities.  The market value of each asset and liability is the net present value of the expected future cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates.  As of June 30, 2003, our economic value of equity analysis indicated that our economic value of equity would decrease by 6.1% if rates increased 100 basis points, and increase by 9.0% if rates decreased 100 basis points.

The economic value of equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates. The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes.

Capital Resources

Our total shareholders’ equity was $59.7 million as of June 30, 2003 compared to $58.4 million at December 31, 2002.  On February 27, 2003, the Board of Directors approved a plan to expand our stock repurchase program providing for the repurchase of 10% of our common stock outstanding in open market and private transactions.  This program is in addition to the $5 million repurchase program announced in February of 2002.  During the six months ended June 30, 2003, we repurchased 153,000 shares of our common stock for $2.9 million.

We declared cash dividends of $0.01 per share during the three months ended June 30, 2003 and $0.02 per share for the six months ended June 30, 2003.

We declared a 5% stock dividend during the second quarter of 2002 and during the second quarter of 2003.  All per share amounts have been restated to reflect both 5% stock dividends.

The ratios of average equity to average assets for the periods indicated are set forth below.

Six Months Ended June 30, 2003	Six Months Ended June 30, 2002

9.35%	8.71%

Risk-Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components:  Tier 1 (primarily shareholder’s equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital.  As of June 30, 2003, our total capital ratio was 11.1% and our Tier 1 capital ratio was 10.0%.  In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%.  As of June 30, 2003, our leverage ratio was 7.6%.  It is our intention to maintain risk-based capital ratios at levels characterized as “well-capitalized” for banking organizations:  Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

The following table shows our actual capital ratios at June 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy:

Capital to Risk-Adjusted Assets	At June 30, 2003	At December 31, 2002	Minimum Regulatory Capital Requirements

Tier 1 Risk-Based Capital	10.0%	10.8%	4.0%
Total Risk-Based Capital	11.1%	12.0%	8.0%
Leverage Ratio	7.6%	7.8%	4.0%

Item 4. Controls and Procedures:

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

There were no changes in our internal controls over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect such controls.

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

Certain Financial Instruments with Characteristics of both Liabilities and Equity

                In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  This statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We are currently evaluating the provisions of this statement, and do not believe that it will have an impact on our consolidated financial statements.

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

We are currently evaluating the impact of FIN 46. The impact of FIN 46 on the treatment of the trust preferred securities we have issued is currently being evaluated by the accounting community. Under one potential interpretation of FIN 46, the trusts which have issued our trust preferred securities would no longer be consolidated. Conversely, SFAS No. 150 requires the consolidation of these subsidiaries and the presentation of the related debt instruments as a liability. The accounting community is currently working to resolve this contradictory guidance. Our current presentation is in compliance with the requirements of SFAS No. 150. One potential impact of not including these trusts in our consolidated liabilities is that the trust preferred securities may no longer count towards Tier 1 capital.  The Federal Reserve has issued regulations which allow for the inclusion of these instruments in Tier 1 capital regardless of the FIN 46 interpretation, although such a determination could potentially be changed at a later date. We do not expect the adoption of FIN 46 to have any additional material impact on our financial condition or operating results.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None

Item 2.  Changes in Securities and Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Securities Holders

(a) Business Bancorp held its annual meeting of shareholders on May 22, 2003.

(b) The following directors were elected at the annual meeting to serve for a three-year term:

D. William Bader

Neal T. Baker

Catherine H. Munson

The following directors continued in office after the annual meeting:

John E. Duckworth

Charles O. Hall

Timothy J. Jorstad

Alan J. Lane

Patrick E. Phelan

Gary T. Ragghianti

John L. Riddell

Arnold H. Stubblefield

John L. Stubblefield

Randall J. Verrue

(c) At the annual meeting, shareholders approved (1) the election of the Company’s Class 1 directors and (2) the ratification of the selection of Vavrinek, Trine, Day & Company LLP as the Company’s independent auditors for 2003.  The results of the voting were as follows:

Matter	Votes For	Votes Against	Withheld	Abstentions
Election of Directors:
D. William Bader	3,251,850	0	5,819	0
Neil T. Baker	3,251,850	0	5,819	0
Catherine H. Munson	3,251,850	0	5,819	0

Independent Auditors	3,248,867	0		8,752

(d) Not applicable

Item 5.  Other Information

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits:  The exhibit index required by this item is incorporated by reference to the Exhibit Index to this report.

(b) Reports on Form 8-K.

During the quarter ended June 30, 2003, Business Bancorp filed the following Current Reports on Form 8-K: (1) April 22, 2003 (containing a press release announcing first quarter 2003 financial results); (2) May 29, 2003 (containing a press release announcing a cash dividend and stock dividend).

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS BANCORP

(Registrant)

By:

/s/ Patrick E. Phelan
Patrick E. Phelan
Executive Vice President and Chief Financial Officer

Date: August 13, 2003

Exhibit Index

Exhibit	Description

10.1	Change in Control Agreement, dated as of May 23, 2003, between Business Bank of California and Cindi Morales

10.2	Change in Control Agreement, dated as of May 28, 2003, between Business Bank of California and Sheila Moran

10.3	Change in Control Agreement, dated as of May 23, 2003, between Business Bank of California and Larry Tidwell

10.4	Change in Control Agreement, dated as of May 27, 2003, between Business Bank of California and David Weiant

10.5	Amended Deferred Compensation Plan Agreement, dated as of June 27, 2003, between Business Bank of California and Charles O. Hall

10.6	Split Dollar Agreement, dated as of May 23, 2003, between Business Bank of California and Alan J. Lane

10.7	Split Dollar Agreement, dated as of May 23, 2003, between Business Bank of California and Charles O. Hall

10.8	Supplemental Executive Retirement Benefits Agreement, dated as of June 27, 2003, between Business Bank of California and Alan J. Lane

10.9	Supplemental Executive Retirement Benefits Agreement, dated as of June 27, 2003, between Business Bank of California and Charles O. Hall

31.1	Certification of Chief Executive Officer Sec 302

31.2	Certification of Chief Financial Officer Sec 302

32.1	Certification of Chief Executive Officer Sec 906

32.2	Certification of Chief Financial Officer Sec 906