Form 10-Q
period 2003-09-30
BUSINESS BANCORP /CA/
filed 2003-11-13
CIK 1123841

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Outstanding shares of Common Stock, no par value, as of October 31, 2003: 4,198,851

BUSINESS BANCORP

Exhibit Index

PART I - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2003	December 31, 2002
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and due from banks	$22,948	$32,531
Federal funds sold	14,200	0
Cash and cash equivalents	37,148	32,531
Investment securities:
Available for sale, at fair value	192,801	179,180
Other securities	3,308	2,641
Total investment securities	196,109	181,821
Loans, net of deferred fees	400,851	378,100
Allowance for loan losses	(5,764)	(5,442)
Total loans, net	395,087	372,658
Property, premises and equipment, net	12,691	12,361
Goodwill	20,121	20,121
Other intangible assets	1,784	1,933
Interest receivable and other assets	13,345	9,507
Total assets	$676,285	$630,932

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Demand, noninterest-bearing	$219,752	$184,728
MMDA, NOW and savings	271,917	244,364
Time certificates, $100,000 and over	57,904	64,510
Other time certificates	32,638	37,237
Total deposits	582,211	530,839
Borrowings	16,225	23,625
Company obligated mandatorily redeemable cumulative trust preferred securities of subsidiary trusts holding soley junior subordinated debentures	13,438	13,462
Accrued interest payable and other liabilities	3,189	4,560
Total liabilities	615,063	572,486

Commitments and contingencies

SHAREHOLDERS’ EQUITY
Serial preferred stock, no par value: 20,000,000 shares authorized; none issued
Common stock, no par value: 20,000,000 shares authorized; 4,093,714 and 4,142,144 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	40,530	36,529
Accumulated other comprehensive income	2,105	2,430
Retained earnings	18,587	19,487
Total shareholders’ equity	61,222	58,446
Total liabilities and shareholders’ equity	$676,285	$630,932

See notes to consolidated financial statements

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands, except per share amounts	2003	2002	2003	2002
	(Unaudited)		(Unaudited)

INTEREST INCOME
Interest and fees on loans	$7,636	$7,688	$22,523	$23,109
Interest on investment securities:
Taxable	976	1,739	3,089	4,972
Tax-exempt	341	269	1,007	812
Other interest income	7	19	11	38
Total interest income	8,960	9,715	26,630	28,931
INTEREST EXPENSE
Interest on deposits	830	1,395	2,852	4,522
Interest on other borrowings	123	153	397	554
Interest on trust preferred securities	346	346	1,026	1,026
Total interest expense	1,299	1,894	4,275	6,102
Net interest income	7,661	7,821	22,355	22,829
Provision for loan losses	100	300	300	600
Net interest income after provision for loan losses	7,561	7,521	22,055	22,229
NON-INTEREST INCOME
Service fees on deposit accounts	955	806	2,791	2,393
Gain on sale of investments, net	0	41	0	41
Gain on sale of SBA loans	326	96	757	144
Gain on sale of other real estate owned	0	0	30	0
Other income	275	252	826	767
Total	1,556	1,195	4,404	3,345
OPERATING EXPENSES
Salaries and employee benefits	3,576	2,994	10,261	9,418
Occupancy and equipment	1,129	1,035	3,232	3,059
Data processing	365	384	1,106	1,250
Legal and other professional fees	147	403	307	1,128
Telephone, postage and supplies	262	319	873	926
Marketing and promotion	96	78	275	295
Amortization of intangibles	85	85	256	256
FDIC insurance and regulatory assessments	55	40	105	111
Other expenses	615	826	2,062	2,570
Total operating expenses	6,330	6,164	18,477	19,013
Income before provision for income taxes	2,787	2,552	7,982	6,561
Provision for income taxes	1,050	977	3,001	2,478
Net income	$1,737	$1,575	$4,981	$4,083

Net income per share - basic	$0.43	$0.38	$1.22	$0.99
Net income per share - diluted	$0.40	$0.36	$1.14	$0.94
Cash dividends per share of common stock	$0.01	$0.01	$0.03	$0.03

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in thousands	2003	2002	2003	2002

Net income	$1,737	$1,575	$4,981	$4,083
Other comprehensive income:
Unrealized net (losses) gains on securities:
Unrealized net holding (losses) gains arising during period (net of taxes of $(566) and $342 for the three months ended September 30, 2003 and 2002, and $(196) and $1,132 for the nine months ended September 30, 2003 and 2002, respectively)	(936)	552	(325)	1,866
Reclassification adjustment for net gains included in net income (net of taxes of $15 for the three and nine months ended September 30, 2002)	—	(26)	—	(26)
Other comprehensive income (loss)	(936)	526	(325)	1,840
Comprehensive income	$801	$2,101	$4,656	$5,923

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows - operating activities
Net income	$4,981	$4,083
Reconcilement of net income to net cash from operations:
Provision for loan losses	300	600
Depreciation and amortization	1,399	1,201
Net amortization/accretion of premiums/discounts on investment securities	4,257	2,190
Deferred income taxes	—	(161)
Gain on sale of other real estate owned	(30)	(41)
Gain on sale of loans	(757)	(144)
Changes in:
Accrued interest receivable and other assets	108	(1,338)
Accrued interest payable and other liabilities	(1,371)	(711)
Deferred loan fees and discounts, net	553	(109)
Operating cash flows, net	9,440	5,570

Cash flows - investing activities
Available for sale securities:
Maturities	3,000	23,179
Principal reduction of mortgage-backed securities	79,832	39,859
Purchases	(101,262)	(52,214)
Sales	—	1,049
Held to maturity securities:
Maturities	—	1,000
Other securities	(668)	603
Loans, net	(34,137)	(7,476)
Proceeds from sale of other real estate owned	86	—
Proceeds from sale of loans	11,495	2,458
Purchase of bank owned life insurance policies	(3,881)	—
Purchase of property, premises and equipment	(1,380)	(3,425)
Investing cash flows, net	(46,915)	5,033

Cash flows - financing activities
Net change in deposits	51,372	4,954
Net change in other borrowings	(7,400)	(19,499)
Proceeds from the exercise of stock options	1,120	1,158
Cash dividends	(126)	(120)
Repurchases of common stock	(2,874)	(4,852)
Financing cash flows, net	42,092	(18,359)
Net change in cash and cash equivalents	4,617	(7,756)

Cash and cash equivalents at beginning of period	32,531	34,615

Cash and cash equivalents at end of period	$37,148	$26,859

Cash flows - supplemental disclosures
Interest on deposits, borrowings and trust preferred securities	$4,964	$7,204
Income taxes	$3,335	$1,745

Non-cash transactions:
Stock dividends paid on common stock	$4,234	$2,695
Additions to other real estate owned	—	932

See notes to consolidated financial statements.

BUSINESS BANCORP AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Bancorp (“BB”, on a parent-only basis, and “we” or “our”, on a consolidated basis) is a bank holding company with one bank subsidiary: Business Bank of California (the “Bank”). Business Capital Trust I and MCB Statutory Trust I, which are statutory trusts formed for the exclusive purpose of issuing and selling trust preferred securities, are also subsidiaries of ours.  The unaudited consolidated financial information included herein was prepared on the same basis as the audited financial statements for the year ended December 31, 2002.  The interim condensed consolidated financial statements contained herein are not audited.  However, in our opinion, all adjustments, consisting only of normal recurring items necessary for a fair presentation of the operating results for the periods shown, have been made.  The results of operations for the nine months ended September 30, 2003 should not be considered indicative of operating results to be expected for the year ending December 31, 2003.  Certain prior year and prior quarter amounts have been reclassified to conform to current classifications.  Cash and cash equivalents consists of cash, due from banks, and federal funds sold.

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

We apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in our accounting for stock options.  Accordingly, no compensation cost has been recognized for our stock option plan.  Had compensation for our stock option plan been determined consistent with SFAS No. 123 and No. 148, our net income per share would have been reduced to the pro forma amounts indicated below:

	Three months ended September 30		Nine months ended September 30
(Dollars in thousands, except per share amounts)	2003	2002	2003	2002
Stock-based employee compensation cost, net of tax, that would have been included in the determination of net income if the fair value method had been applied to all awards	$19	$17	$60	$301

Net income:
As reported	$1,737	$1,575	$4,981	$4,083
Pro forma	$1,718	$1,558	$4,921	$3,782

Basic net income per share:
As reported	$0.43	$0.38	$1.22	$0.99
Pro forma	$0.43	$0.38	$1.21	$0.91

Diluted net income per share:
As reported	$0.40	$0.36	$1.14	$0.94
Pro forma	$0.39	$0.36	$1.12	$0.87

The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants during the periods indicated:

	Three months ended September 30			Nine months ended September 30
	2003	2002		2003		2002
Dividend yield	n/a	0.28%		0.20%		0.28%
Expected volatility	n/a	20.00%		22.00%		20.00%
Risk free rates	n/a	3.39%		2.99%		3.39%
Weighted average expected life	n/a	7.5	yrs	7.5	yrs	7.5	yrs

No options were granted during the three months ended September 30, 2003, therefore, the values indicated above are marked “n/a”.  No adjustments have been made for forfeitures.  The actual value, if any, that the option holder will realize from these options will depend solely on the increase in the common share stock price over the option price when the options are exercised.

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

NOTE 2 - BUSINESS COMBINATIONS

UnionBanCal Corporation

On September 25, 2003, we signed a definitive merger agreement with UnionBanCal Corporation, parent company of Union Bank of California, N.A.  The transaction has an approximate value between $117.7 million and $134.9 million, depending on our shareholders’ elections and assuming UnionBanCal’s average per share price is between $32.00 and $55.00 for a 30 trading day period prior to the closing.  Under terms of the agreement, each share of our stock will be exchanged – at each shareholder’s election – either for cash of $28.57 per share or for an amount of UnionBanCal Corporation common stock determined by an exchange ratio, as follows:  if the average closing price of UnionBanCal common stock is:  (1) greater than $46.3275, then the exchange ratio will be equal to $30.4271 divided by the average closing price; (2) equal to or between $40.6725 and $46.3275, then the exchange ratio will equal 0.656782; (3) greater than or equal to $32.00 but less than $40.6725, then the exchange ratio will be equal to $26.7130 divided by the average closing price; or (4) less than $32.00, then the exchange ratio will be equal to 0.834781.  If the average closing price of UnionBanCal common stock is less than $32.00 or more than $55.00, we may choose to terminate the agreement, in which case, UnionBanCal has the right to complete the acquisition by further adjusting the exchange ratio as set forth in the merger agreement.  Our shareholders will have the ability to state a preference for receiving cash, stock, or a mix of cash and stock in the merger, subject to election and allocation procedures set forth in the merger agreement.  Contingent upon shareholder elections, between 45% and 100% of the total consideration paid in the transaction will consist of UnionBanCal common stock.  It is expected that our shareholders that receive UnionBanCal common stock in the merger will receive those shares in a tax-deferred exchange.

The transaction has been approved by the boards of directors of the Bank, BB, Union Bank of California, N.A., and UnionBanCal Corporation, and, subject to regulatory approval and adoption of the merger agreement by our shareholders, is expected to be completed during the first quarter of 2004.

Based in San Francisco, UnionBanCal Corporation is a bank holding company with assets of $42.6 billion at September 30, 2003.  Its primary subsidiary, Union Bank of California, N.A., currently has 278 banking offices in California, 4 banking offices in Oregon and Washington, and 20 international facilities.

MCB Financial Corporation

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

NOTE 3 – BORROWINGS

The following table presents our borrowings in detail for the periods indicated:

(Dollars in thousands)	September 30, 2003	December 31, 2002
Short term borrowings:
FHLB advances	$16,225	$20,025

Long term borrowings:
FHLB advances	—	3,600
Total borrowings	$16,225	$23,625

Pursuant to collateral agreements with the Federal Home Loan Bank (the “FHLB”), advances are secured by all the capital stock in the FHLB and certain investment securities held by the Bank.  Three advances totaling $16,225,000 were outstanding from the FHLB at September 30, 2003.  One advance for $10,000,000 bears an interest rate of 1.05% and matures October 6, 2003; one advance for $2,625,000 bears an interest rate of 5.76% and matures December 22, 2003; and one advance for $3,600,000 bears an interest rate of 5.37% and matures January 12, 2004.

NOTE 4 – EARNINGS PER SHARE

Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding.  Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method.  The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

	Three months ended September 30,
	2003			2002
Dollars in thousands except share and per share amounts	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Net Income as Reported	$1,737			$1,575
Used in Basic EPS	1,737	4,034,962	$0.43	1,575	4,098,782	$0.38
Dilutive Effect of Outstanding Stock Options		345,677			219,401
Used in Dilutive EPS	$1,737	4,380,639	$0.40	$1,575	4,318,183	$0.36

	Nine months ended September 30,
	2003			2002
Dollars in thousands except share and per share amounts	Income (numerator)	Shares (denominator)	Per Share Amount	Income (numerator)	Shares (denominator)	Per Share Amount

Net Income as Reported	$4,981			$4,083
Used in Basic EPS	4,981	4,081,919	$1.22	4,083	4,140,408	$0.99
Dilutive Effect of Outstanding Stock Options		302,018			202,166
Used in Dilutive EPS	$4,981	4,383,937	$1.14	$4,083	4,342,574	$0.94

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

The table below summarizes at September 30, 2003 our standby letter of credits at the inception of the contract.  The maximum potential amount of future payments represents the amount that could be lost under the standby letter of credits if there were a total default by the guaranteed parties, without consideration of possible recoveries under recourse provisions or from the collateral held or pledged.

	Expires within one year	Expires after one year	Total amount outstanding	Maximum amount of future payments
	(dollars in thousands)
Financial standby	—	—	—	—
Peformance standby	$3,299	$50	$3,349	$3,349
Total	$3,299	$50	$3,349	$3,349

NOTE 6 – VARIABLE INTEREST ENTITIES

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) defines variable interest entities as a corporation, partnership, trust or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities.  A variable interest entity often holds financial assets, including loans or receivables, real estate or other property.  A variable interest entity may be essentially passive or it may engage in research and development or other activities on behalf of another company.  FIN 46 requires that a variable interest entity be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both.  FIN 46 also requires disclosures about variable interest entities that we are not required to consolidate but in which we have a significant variable interest.  As of September 30, 2003, we did not have an interest in any unconsolidated variable interest entities.

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

At September 30, 2003, we had total assets of $676.3 million, total loans, net, of $395.1 million and total deposits of $582.2 million.

CRITICAL ACCOUNTING POLICIES

Our accounting policies are integral to understanding the results reported.  Accounting policies are described in detail in Note 1 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K.  Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies.  We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period.  In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner.  The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

The allowance for loan losses represents management’s best estimate of losses inherent in the existing loan portfolio. The allowance for loan losses is increased by the provision for loan losses charged to expense and reduced by loans charged-off, net of recoveries.  The allowance for loan losses is determined based on management’s assessment of several factors: reviews and evaluation of individual loans, changes in the nature and volume of the loan portfolio, current economic conditions and the related impact on specific borrowers and industry groups, historical loan loss experiences and the level of classified and nonperforming loans.

Loans are considered impaired if, based on current information and events, it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.  The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate stipulated in the loan agreement, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.   In measuring the fair value of the collateral, management uses assumptions and methodologies consistent with those that would be utilized by unrelated third parties.

Changes in the financial condition of individual borrowers, economic conditions, historical loss experience and the condition of the various markets in which collateral may be sold may all affect the required level of the allowance for loan losses and the associated provision for loan losses.

Available for Sale Securities

The fair value of most securities classified as available for sale is based on quoted market prices. If quoted market prices are not available, fair values are extrapolated from the quoted prices of similar instruments.

Goodwill and Other Intangible Assets

As discussed in Note 1 of the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, we assess goodwill and other intangible assets each year for impairment.  This assessment involves estimating cash flows for future periods.  If the future cash flows are materially less than the recorded goodwill and other intangible asset balances, we would be required to take a charge against earnings to write down the assets to the lower value.

Deferred Tax Assets

Our deferred tax assets are explained in Note 8 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K. We use an estimate of future earnings to support our position that the benefit of our deferred tax assets will be realized.  If future income should prove non-existent or less than the amount of the deferred tax assets within the tax years to which they may be applied, the asset may not be realized and our net income will be reduced.

Supplemental Employee Compensation Benefits Agreements

As described in detail in Note 26 to the NOTES TO CONSOLIDATED FINANCIAL STATEMENTS presented in our 2002 annual report on Form 10-K and in Exhibits 10.8 and 10.9 to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003, we have entered into supplemental employee compensation benefit agreements with certain current and former executive and senior officers.  The measurement of the liability under these agreements includes estimates involving length of time before retirement and expected benefit levels. Should these estimates prove materially wrong, we could incur additional or reduced expense to provide the benefits.

RESULTS OF OPERATIONS

The following table summarizes our income, income per share and key financial ratios for the periods indicated:

	Net Income		Net Income
Dollars in thousands,	Three months ended September 30,		Nine months ended September 30,
except per share amounts	2003	2002	2003	2002

Income	$1,737	$1,575	$4,981	$4,083
Income per share:
Basic	$0.43	$0.38	$1.22	$0.99
Diluted	$0.40	$0.36	$1.14	$0.94
Return on average assets	1.03%	1.01%	1.03%	0.88%
Return on average shareholders’ equity	11.55%	11.17%	11.19%	9.98%
Dividend payout ratio	2.50%	2.78%	2.63%	3.19%

Net Income

Our net income for the third quarter of 2003 increased 10.3% to $1,737,000, or $0.40 per diluted share, compared to net income of $1,575,000, or $0.36 per diluted share, for the third quarter of 2002.  Based on our net income for the third quarter of 2003, our return on average shareholders’ equity was 11.55% and our return on average assets was 1.03%.  During the third quarter of 2002, our net income resulted in a return on average shareholders’ equity of 11.17% and a return on average assets of 1.01%.

Our net income for the nine months ended September 30, 2003 increased 22.0% to $4,981,000, or $1.14 per diluted share, compared to net income of $4,083,000, or $0.94 per diluted share, for the nine months ended September 30, 2002.  Based on our net income for the nine months ended September 30, 2003, our return on average shareholders’ equity was 11.19% and our return on average assets was 1.03%.  During the nine months ended September 30, 2002, our net income resulted in a return on average shareholders’ equity of 9.98% and a return on average assets of 0.88%.

Net Interest Income - Quarterly

Our net interest income decreased 2.0% to $7.7 million for the third quarter of 2003 from $7.8 million for the third quarter of 2002.  The 51 basis point decline in our net yield on interest-earning assets was partially offset by the increase in our average interest-earning assets.

Our net interest income increased 3.5% to $7.7 million for the third quarter of 2003 from $7.4 million for the second quarter of 2003.  The increase in our average interest-earning assets was partially offset by the 11 basis point decline in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are average daily balances.

	For the three months ended September 30, 2003			For the three months ended June 30, 2003			For the three months ended September 30, 2002
Dollars in thousands	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate
ASSETS
Federal funds sold	$3,451	$7	0.80%	$711	$2	1.13%	$3,923	$17	1.72%
Interest earning deposits	149	0	0.00%	192	1	2.09%	379	2	2.09%
Investment securities:
Taxable	162,944	976	2.38%	155,689	965	2.49%	134,038	1,739	5.15%
Tax-exempt (2)	28,308	341	4.78%	28,618	335	4.70%	21,627	269	4.93%
Loans, net (3)	400,818	7,636	7.56%	385,050	7,558	7.87%	392,766	7,688	7.77%
Total Interest-earning Assets	595,670	8,960	5.97%	570,260	8,861	6.23%	552,733	9,715	6.97%
Total Non-earning Assets	74,375			76,117			66,380
Total Assets	$670,045			$646,377			$619,113

LIABILITIES & SHAREHOLDERS’ EQUITY
MMDA, NOW and savings	$274,372	$518	0.75%	$265,026	$615	0.93%	$259,737	$871	1.33%
Time certificates, $100,000 or more	59,668	191	1.27%	60,572	150	0.99%	59,601	289	1.92%
Other time certificates	33,610	121	1.43%	35,079	218	2.49%	39,509	235	2.36%
Total Interest-bearing Deposits	367,650	830	0.90%	360,677	983	1.09%	358,847	1,395	1.54%
Other borrowings	18,880	123	2.58%	21,078	135	2.57%	13,828	153	4.39%
Trust preferred securities	13,446	346	10.21%	13,449	342	10.20%	13,475	346	10.19%
Total Interest-bearing Liabilities	399,976	1,299	1.29%	395,204	1,460	1.48%	386,150	1,894	1.95%
Non-interest bearing demand deposits	206,264			188,605			172,353
Other non-interest bearing liabilities	4,127			3,018			4,661
Shareholders’ equity	59,678			59,550			55,949
Total liabilities and shareholders’ Equity	$670,045			$646,377			$619,113
Net interest income		$7,661			$7,401			$7,821
Interest rate spread			4.68%			4.75%			5.03%
Contribution of interest free funds			0.42%			0.45%			0.59%
Net yield on interest-earning assets (4)			5.10%			5.21%			5.61%

(1)          Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)          Tax equivalent yields earned on the tax exempt securities were 6.52%, 6.40% and 6.73% for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively, using the federal statutory rate of 34%.

(3)          Loan fees totaling $831,000, $744,000 and $559,000 are included in loan interest income for the three months ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively.

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

	Three Months Ended September 30, 2003 Compared to Three Months Ended June 30, 2003 Favorable / (Unfavorable)			Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002 Favorable / (Unfavorable)
Dollars in thousands	Volume	Rate (1)	Total	Volume	Rate (1)	Total
Interest Income:
Federal funds sold	$8	$(3)	$5	$(2)	$(8)	$(10)
Interest earning deposits	0	(1)	(1)	(1)	(1)	(2)
Investment securities:
Taxable	46	(35)	11	375	(1,138)	(763)
Tax-exempt	(4)	10	6	83	(8)	72
Loans, net	313	(235)	78	158	(210)	(52)
Total Interest Income	363	(264)	99	613	(1,365)	(755)
Interest Expense:
MMDA, NOW and savings	(22)	119	97	(49)	402	353
Time certificates, $100,000 or more	2	(43)	(41)	0	98	98
Other time certificates	9	88	97	35	79	114
Other borrowings	14	(2)	12	(56)	86	30
Trust preferred securities	0	(4)	(4)	1	(1)	0
Total Interest Expense	3	158	161	(69)	664	595
Change in Net Interest Income	$366	$(106)	$260	$544	$(701)	$(160)

(1)             The rate/volume variance has been included in the rate variance.

The Quarter Ended September 30, 2003 Compared to the Quarter Ended September 30, 2002

Interest income in the third quarter ended September 30, 2003 decreased to $9.0 million from $9.7 million in the quarter ended September 30, 2002.  This was primarily due to the decrease in the yield earned on average interest-earning assets. The yield on average interest-earning assets declined from 6.97% during the third quarter ended September 30, 2002 to 5.97% during the third quarter ended September 30, 2003.  This decline in the yield reflects the general decline in market interest rates during 2002 and 2003.  As a result of this decline in market rates, we experienced accelerated prepayments on our mortgage-backed securities portfolio and accelerated amortization of bond premiums causing the yield on our taxable investment securities to decline from 5.15% during the third quarter of 2002 to 2.38% during the third quarter of 2003.  Loans represented approximately 67.3% of total interest-earning assets in the third quarter of 2003 compared to 71.1% for the third quarter of 2002.

Interest expense in the third quarter of 2003 decreased to $1.3 million from $1.9 million for the third quarter of 2002.  This decrease was primarily due to the decrease in the rates paid on interest-bearing liabilities.  Interest rates paid on average interest-bearing liabilities decreased to 1.29% during the third quarter of 2003 from 1.95% during the same period of 2002.  This decline reflects the general decline in market interest rates during 2002 and 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the third quarter of 2003 to 5.10% from 5.61% in the the third quarter of 2002.

The Quarter Ended September 30, 2003 Compared to the Quarter Ended June 30, 2003

Interest income in the third quarter ended September 30, 2003 increased to $9.0 million from $8.9 million in the second quarter ended June 30, 2003.  The increase was primarily due to an increase in average interest-earning assets partially offset by a decrease in  the yield earned on average interest-earning assets.  Average interest-earning assets increased to $595.7 million during the three months ended September 30, 2003 compared to $570.3 during the three months ended June 30, 2003.  The yield earned on average interest-earning assets declined to 5.97% in the three months ended September 30, 2003 compared to 6.23% in the three months ended June 30, 2003.  This decline in yield reflects the general decline in market interest rates during the third quarter of 2003.  Loans represented approximately 67.3% of average interest-earning assets in the third quarter of 2003 compared to 67.5% in the second quarter of 2003.

Interest expense in the third quarter of 2003 declined to $1.3 million from $1.5 million in the second quarter of 2003.  This decline was primarily due to the decline in rates paid on average interest-bearing liabilities during the quarter ended September 30, 2003.  Interest rates paid on average interest-bearing liabilities decreased to 1.29% during the third quarter of 2003 from 1.48% during the second quarter of 2003.  This decline reflects the general decline in market interest rates during the third quarter of 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased in the third quarter of 2003 to 5.10%  from 5.21% in the second quarter of 2003.

Net Interest Income – Year to Date

Our net interest income decreased 2.1% to $22.4 million for the nine months ended September 30, 2003 from $22.8 million for the nine months ended September 30, 2002.  The increase in our average interest-earning assets was offset by the 31 basis point drop in our net yield on interest-earning assets.

The following table presents, for the periods indicated, our condensed average balance sheet information together with interest income and yields earned on average interest-earning assets and interest expense and rates paid on average interest-bearing liabilities.  Average balances are average daily balances.

	For the nine months ended September 30, 2003			For the nine months ended September 30, 2002
Dollars in thousands	Average Balance (1)	Interest	Yield / Rate	Average Balance (1)	Interest	Yield / Rate
ASSETS
Federal funds sold	$1,400	$8	0.76%	$2,542	$31	1.63%
Interest earning deposits	426	3	0.94%	849	7	1.10%
Investment securities:
Taxable	155,385	3,089	2.66%	136,890	4,972	4.86%
Tax-exempt (2)	28,142	1,007	4.78%	21,440	812	5.06%
Loans, net (3)	388,665	22,523	7.75%	391,639	23,109	7.89%
Total Interest-earning Assets	574,018	26,630	6.20%	553,360	28,931	6.99%
Total Non-earning Assets	73,554			66,919
Total Assets	$647,572			$620,279

LIABILITIES & SHAREHOLDERS’ EQUITY
MMDA, NOW and savings	$262,310	$1,737	0.89%	$254,222	$2,645	1.39%
Time certificates, $100,000 or more	60,888	673	1.48%	65,850	1,048	2.13%
Other time certificates	34,985	442	1.69%	41,268	829	2.69%
Total Interest-bearing Deposits	358,183	2,852	1.06%	361,340	4,522	1.67%
Other borrowings	20,471	397	2.59%	19,476	554	3.80%
Trust preferred securities	13,440	1,026	10.21%	13,483	1,026	10.17%
Total Interest-bearing Liabilities	392,094	4,275	1.46%	394,299	6,102	2.07%
Non-interest bearing demand deposits	192,176			167,057
Other non-interest bearing liabilities	3,769			4,231
Shareholders’ equity	59,533			54,692
Total liabilities and shareholders’ Equity	$647,572			$620,279
Net interest income		$22,355			$22,829
Interest rate spread			4.74%			4.92%
Contribution of interest free funds			0.46%			0.59%
Net yield on interest-earning assets (4)			5.21%			5.52%

(1)          Nonaccrual loans are excluded from the average balance and only collected interest on nonaccrual loans is included in the interest column.

(2)          Tax equivalent yields earned on the tax exempt securities were 6.52% and 6.90% for the nine months ended September 30, 2003 and September 30, 2002, respectively, using the federal statutory rate of 34%.

(3)          Loan fees totaling $2,389,000 and  $1,799,000 are included in loan interest income for the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

	Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002 Favorable / (Unfavorable)
Dollars in thousands	Volume	Rate (1)	Total
Interest Income:
Federal funds sold	$(14)	$(9)	$(23)
Interest earning deposits	(3)	(1)	(4)
Investment securities:
Taxable	672	(2,555)	(1,883)
Tax-exempt	254	(59)	195
Loans, net	(176)	(410)	(586)
Total Interest Income	733	(3,034)	(2,301)
Interest Expense:
MMDA, NOW and savings	(84)	992	908
Time certificates, $100,000 or more	79	296	375
Other time certificates	126	261	387
Other borrowings	(28)	185	157
Trust preferred securities	3	(3)	0
Total Interest Expense	96	1,731	1,827
Change in Net Interest Income	$829	$(1,303)	$(474)

(1)          The rate/volume variance has been included in the rate variance.

The Nine Months Ended September 30, 2003 Compared to the Nine Months Ended September 30, 2002

Interest income during the nine months ended September 30, 2003 decreased to $26.6 million from $28.9 million during the nine months ended September 30, 2002.  This was primarily due to the decrease in the yield earned on average interest-earning assets. The yield on average interest-earning assets decreased from 6.99% during the nine months ended September 30, 2002 to 6.20% during the nine months ended September 30, 2003.  This decline reflects the general decline in market interest rates during 2002 and 2003.  As a result of this decline in market rates, we experienced accelerated prepayments on our mortgage-backed securities portfolio and accelerated amortization of bond premiums causing the yield on our taxable investment securities to decline from 4.86% during the nine months ended September 30, 2002 to 2.66% during the nine months ended September 30, 2003.  Loans represented approximately 67.7% of total interest-earning assets during the nine months ended September 30, 2003 compared to 70.8% for the same period in the prior year.

Interest expense during the first nine months of 2003 decreased to $4.3 million from $6.1 million during the first nine months of 2002.  This decrease was primarily due to the decrease in the rates paid on interest-bearing liabilities.  Interest rates paid on average interest-bearing liabilities decreased to 1.46% during the first nine months of 2003 from 2.07% during the same period of 2002.  This decline reflects the general decline in market interest rates during 2002 and 2003.

As a result of the foregoing analyses, our net yield on interest-earning assets decreased during the first nine months of 2003 to 5.21% from 5.52% during the same period of 2002.

Noninterest Income

The following table summarizes our noninterest income for the periods indicated and expresses the amounts as a percentage of average assets:

Dollars in thousands	Three Months Ended September 30		Nine Months Ended September 30
Components of Noninterest Income	2003	2002	2003	2002
Service fees on deposit accounts	$955	$806	$2,791	$2,393
Gain on sale of investments, net	—	41	—	41
Gain on sale of SBA loans	326	96	757	144
Gain on sale of other real estate owned	—	—	30	—
Other income	275	252	826	767
Total	$1,556	$1,195	$4,404	$3,345

As a Percentage of Average Assets (Annualized)
Service fees on deposit accounts	0.57%	0.52%	0.58%	0.52%
Gain on sale of investments, net	—	0.03%	—	0.01%
Gain on sale of SBA loans	0.19%	0.06%	0.16%	0.03%
Gain on sale of other real estate owned	—	—	0.01%	—
Other income	0.16%	0.16%	0.17%	0.17%
Total	0.92%	0.77%	0.91%	0.72%

Our noninterest income increased to $1.6 million in the third quarter of 2003 from $1.2 million in the same period of 2002.  For the nine months ended September 30, 2003, our noninterest income increased to $4.4 million from $3.3 million in the same period of 2002.  Increases in service fees on deposit accounts and gains on sales of SBA loans accounted for most of the increases.

Operating Expenses

The following table summarizes our operating expenses and the associated ratios to average assets for the periods indicated:

Dollars in thousands	Three Months Ended September 30		Nine Months Ended September 30
Components of Operating Expense	2003	2002	2003	2002
Salaries and employee benefits	$3,576	$2,994	$10,261	$9,418
Occupancy and equipment	1,129	1,035	3,232	3,059
Data processing	365	384	1,106	1,250
Legal and other professional fees	147	403	307	1,128
Telephone, postage and supplies	262	319	873	926
Marketing and promotion	96	78	275	295
Amortization of intangibles	85	85	256	256
FDIC insurance and regulatory assessments	55	40	105	111
Other expenses	615	826	2,062	2,570
Total Noninterest Expense	$6,330	$6,164	$18,477	$19,013

Average full-time equivalent staff	214	216	216	222

As a Percentage of Average Assets (Annualized)
Salaries and employee benefits	2.12%	1.92%	2.12%	2.03%
Occupancy and equipment	0.67%	0.66%	0.67%	0.66%
Data processing	0.22%	0.25%	0.23%	0.27%
Legal and other professional fees	0.09%	0.26%	0.06%	0.24%
Telephone, postage and supplies	0.16%	0.20%	0.18%	0.20%
Marketing and promotion	0.06%	0.05%	0.06%	0.06%
Amortization of intangibles	0.05%	0.05%	0.05%	0.06%
FDIC insurance and regulatory assessments	0.03%	0.03%	0.02%	0.02%
Other expenses	0.36%	0.53%	0.43%	0.55%
Total	3.75%	3.95%	3.81%	4.10%

Efficiency ratio	68.68%	68.37%	69.05%	72.64%

Our operating expenses increased by $166,000, or 2.7%, in the third quarter of 2003 compared to the same period of 2002.  Salaries and employee benefits increased $582,000, or 19.4%.  This increase was primarily due to normal salary and cost of living adjustments and increases in commissions, employer taxes, group health insurance premiums and workers compensation insurance premiums.  Legal and other professional fees decreased $256,000, or 63.5%.  During the third quarter of 2002, we recorded $147,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort.  The remainder of the decrease was due to decreases in legal and auditing costs.  Other expenses decreased $211,000, or 25.5%.  The decrease was primarily due to some non-recurring expenses recorded in the third quarter of 2002 related to other real estate owned and miscellaneous branch operating costs.

For the nine months ended September 30, 2003, our operating expenses decreased by $536,000, or 2.8%, compared to the same period in 2002.  Salaries and employee benefits increased $843,000, or 9.0%.  This increase was primarily due to normal salary and cost of living adjustments and increases in commissions, employer taxes, group health insurance premiums and workers compensation insurance premiums.  Legal and other professional fees decreased $821,000, or 72.8%.  During the nine months ended September 30, 2002, we recorded $657,000 in costs associated with the merger with MCB Financial Corporation and the on-going integration effort.  The remainder of the decrease was due to decreases in legal and auditing costs.  Other expenses decreased $508,000, or 19.8%.  The decrease was primarily due to some non-recurring expenses recorded during the nine months ended September 30, 2002 related to other real estate owned and miscellaneous branch operating costs.

Income Taxes

Our effective tax rate was 37.7% for the third quarter ended September 30, 2003 compared to 38.3% for the same period of the prior year.  For the nine months ended September 30, 2003, our effective tax rate was 37.6% compared to 37.8% for the same period in the prior year.

FINANCIAL CONDITION

Our total assets increased by $45.4 million, or 7.2%, from $630.9 million at the end of 2002 to $676.3 million at September 30, 2003.  The increase in total assets was primarily due to the $51.4 million, or 9.7%, increase in total deposits.

Investment Securities

The investment portfolio is comprised of U.S. Treasury securities, mortgage-backed securities, obligations of states and political subdivisions, corporate debt instruments and a modest amount of equity securities, including Federal Reserve Bank stock and Federal Home Loan Bank (“FHLB”) stock.  Investment securities classified as available for sale are recorded at fair value, while investment securities classified as held to maturity are recorded at cost. Unrealized gains or losses on available for sale securities, net of the deferred tax effect, are reported as increases or decreases in shareholders’ equity.  Portions of the portfolio are utilized for pledging requirements for deposits of state and local subdivisions and FHLB advances. We do not include Federal Funds sold and certain other short-term securities as investment securities. These investments are included in cash and cash equivalents.

Our investment securities increased 7.9%, or $14.2 million, to $196.1 million at September 30, 2003 compared to $181.8 million at December 31, 2002.

The following tables set forth the amortized cost and approximate market value of our investment securities available for sale as of the dates indicated:

Dollars in thousands September 30, 2003:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$1,989	$—	$(1)	$1,988	$1,988
Mortgage backed securities	155,636	2,070	(627)	157,079	157,079
Municipal securities	28,436	1,902	(83)	30,255	30,255
Corporates	3,164	333	(18)	3,479	3,479
Total Available for Sale	$189,225	$4,305	$(729)	$192,801	$192,801

Dollars in thousands December 31, 2002	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$3,033	$20	$	$3,053	$3,053
Mortgage backed securities	144,257	$2,495	$(340)	146,412	146,412
Municipal securities	25,729	1,705	(64)	27,370	27,370
Corporates	2,031	314		2,345	2,345
Total Available for Sale	$175,050	$4,534	$(404)	$179,180	$179,180

Dollars in thousands September 30, 2002:	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Carrying Value

Available for sale:
U.S. Treasury securities	$3,053	$23	$	$3,076	$3,076
U.S. government agencies	1,045	27		1,072	1,072
Mortgage backed securities	126,054	2,725	(328)	128,451	128,451
Municipal securities	20,310	2,189		22,499	22,499
Other securities	2,031	237		2,268	2,268
Total Available for Sale	$152,493	$5,201	$(328)	$157,366	$157,366

Loans

Our loans, net of deferred fees, increased by $22.8 million, or 6.0%, during the first nine months of 2003.  The following table presents the composition of our loan portfolio at the date indicated:

	September 30 2003		December 31 2002		September 30 2002
Dollars in thousands	Amount	%	Amount	%	Amount	%
Real estate - construction	$75,252	18.8%	$59,854	15.8%	$77,624	19.8%
Commercial real estate	267,986	66.9	253,105	66.9	245,198	62.5
Real estate - other	18,180	4.5	25,951	6.9	25,043	6.4
Commercial	36,740	9.2	33,441	8.8	35,588	9.1
Consumer and other	4,288	1.1	6,791	1.8	10,087	2.6
Total loans, gross	402,446	100.4	379,142	100.3	393,540	100.3
Less: unearned income	(1,595)	(0.4)	(1,042)	(0.3)	(1,000)	(0.3)
Total loans, net of deferred fees	$400,851	100.0	$378,100	100.0	$392,540	100.0

In the normal practice of extending credit, we accept real estate collateral for loans which have primary sources of repayment from commercial operations.  The total amount of loans secured by real estate equaled $361.4 million, or 89.8% of the total portfolio as of September 30, 2003.  Due to our limited marketing areas, our real estate collateral is primarily concentrated in the San Francisco Bay Area and Southern California.  We believe that our underwriting standards for real estate secured loans are prudent and provide an adequate safeguard against declining real estate prices which may effect a borrower’s ability to liquidate the property and repay the loan.  However, no assurance can be given that real estate values will not decline and impair the value of the security for loans held by us.

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

Maturities of Loans at September 30, 2003:

Dollars in thousands

Time remaining to maturity	Fixed rate	Adjustable rate	Total
One year or less	$20,256	$114,457	$134,713
After one year to five years	82,039	34,321	116,360
After five years	33,424	117,949	151,373
Total	$135,719	$266,727	$402,446

As of September 30, 2003, the percentage of loans held for investment with fixed and floating interest rates was 33.7% and 66.3%, respectively.

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

As of September 30, 2003, we had $1.1 million in nonperforming assets.  The following table sets forth the balance of nonperforming assets as of the dates indicated:

Dollars in thousands	September 30 2003	June 30 2003	March 31 2003	December 31 2002	September 30 2002

Nonaccrual loans	$210	$782	$222	$797	$4,194
Loans 90 days or more past due and still accruing	—	119	122	249	29
Total nonperforming loans	210	901	344	1,046	4,223
Other real estate owned	935	940	965	995	1,005
Total nonperforming assets	$1,145	$1,841	$1,309	$2,041	$5,228
Nonperforming loans as a percentage of total gross loans	0.05%	0.23%	0.09%	0.28%	1.08%
Nonperforming assets as a percentage of total assets	0.17%	0.28%	0.21%	0.32%	0.85%
Nonperforming assets as a percentage of total gross loans and other real estate owned	0.28%	0.46%	0.35%	0.54%	1.33%

In accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” as amended by SFAS No. 118, a loan is considered impaired, based on current information and events, if it is probable that we will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement.  In certain circumstances, the determination of the impairment of a loan is subjective and, among other factors, is dependent upon the judgment of management.  Changes in the levels of impaired loans can have an impact on our nonperforming asset levels, and indirectly, our allowance for loan losses.  As of September 30, 2003, June 30, 2003 and December 31, 2002, our impaired loans were $210,000, $782,000 and $797,000, respectively. As of September 30, 2003, June 30, 2003 and December 31, 2002, all of our impaired loans were on nonaccrual status and included in our nonperforming loan total.

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

In determining the adequacy of our ALL and after carefully analyzing each loan individually, we segment the loan portfolio into pools of homogeneous loans that share similar risk factors.  Each pool is given a risk assessment factor which largely reflects the expected future losses from each category.  These risk assessment factors change as economic conditions shift and actual loan losses are recorded.  As of September 30, 2003, the ALL of $5,764,000, or 1.44% of total loans, was determined by us to be adequate against foreseeable future losses.  No assurance can be given that nonperforming loans will not increase or that future losses will not exceed the amount of the ALL.

The following table summarizes, for the periods indicated, loan balances at the end of each period and average balances during the period, changes in the ALL arising from credit losses, recoveries of credit losses previously incurred, additions to the ALL charged to operating expense, and certain ratios relating to the ALL:

Dollars in thousands	At and For the Nine Months Ended September 30, 2003	At and For the Year Ended December 31, 2002
Allowance for Loan Losses:
Beginning balance	$5,442	$4,557
Charge-offs:
Real estate - mortgage	—	60
Commercial	102	65
Consumer and other	22	83
Total Charge-offs	124	208
Recoveries:
Real estate - mortgage	—	55
Commercial	108	25
Consumer and other	38	13
Total Recoveries	146	93
Net Charge-offs (Recoveries)	(22)	115
Provision charged to operating expense	300	1,000
Ending balance	$5,764	$5,442
Loans at end of period	$400,851	$378,100
Average loans during period	$388,665	$389,430
Ratios:
Allowance to loans at end of period	1.44%	1.44%
Net charge-offs (recoveries) to average loans during period	-0.01%	0.03%
Net charge-offs (recoveries) to allowance at beginning of period	-0.40%	2.52%

We recorded a provision of $100,000 to the allowance for loan losses during the third quarter of 2003 and $300,000 during the third quarter of 2002.  During the nine months ended September 30, 2003 we recorded a provision of $300,000 compared to a provision of $600,000 during the same period of the prior year.  The provisions were recorded due to growth in certain components of the loan portfolio and economic conditions in our market areas.

Deposits

Our deposits reached $582.2 million at September 30, 2003, an increase of $51.4 million, or 9.7% compared to December 31, 2002.

Our noninterest-bearing demand deposit accounts increased 19.0% to $219.8 million at September 30, 2003 compared to $184.7 at December 31, 2002.  The ratio of noninterest-bearing deposits to total deposits increased to 37.7% at September 30, 2003 compared to 34.8% at December 31, 2002.

Our MMDA, NOW and savings accounts were 46.7% of total deposits at September 30, 2003 as compared to 46.0% at December 31 2002.  Time certificates of deposit totaled $90.5 million, or 15.6% of total deposits at September 30, 2003 compared to $101.7 million or 19.2% of total deposits at December 31, 2002.

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

BB is a company separate and apart from the Bank and therefore it must provide for its own liquidity. In addition to its own operating expenses, BB is responsible for the payment of the interest on the outstanding issues of trust preferred securities and the dividends paid on our common stock. Substantially all of BB’s revenues are obtained from dividends declared and paid by the Bank. There are statutory and regulatory provisions that limit the ability of the Bank to pay dividends to BB.  At September 30, 2003, the Bank had approximately $4.9 million in the aggregate available to be paid as dividends to BB. Management of BB believes that such restrictions will not have an impact on the ability of BB to meet its ongoing cash obligations. As of September 30, 2003, BB did not have any material commitments for capital expenditures.

Net cash provided by operating activities totaled $9.4 million for the nine months ended September 30, 2003 and $5.6 million for the same period in 2002.  Cash used in investing activities totaled $46.9 million in the nine months ended September 30, 2003 compared to cash provided by investing activities of $5.0 million for the nine months ended September 30, 2002.  For the nine months ended September 30, 2003, net cash provided by financing activities was $42.1 million compared to net cash used in financing activities of $18.4 million in the same period of 2002.

Capital Resources

Our total shareholders’ equity was $61.2 million as of September 30, 2003 compared to $58.4 million at December 31, 2002.  On February 27, 2003, the Board of Directors approved a plan to expand our stock repurchase program providing for the repurchase of 10% of our common stock outstanding in open market and private transactions.  This program is in addition to the $5 million repurchase program announced in February of 2002.  During the nine months ended September 30, 2003, we repurchased 153,000 shares of our common stock for $2.9 million.

We declared cash dividends of $0.01 per share during the three months ended September 30, 2003 and $0.03 per share for the nine months ended September 30, 2003.

We declared a 5% stock dividend during the second quarter of 2002 and during the second quarter of 2003.  All per share amounts have been restated to reflect both 5% stock dividends.

The ratios of average equity to average assets for the periods indicated are set forth below.

Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002

9.19%	8.82%

Risk-Based Capital

Regulatory authorities have issued guidelines to implement risk-based capital requirements.  The guidelines establish a systematic analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations.

Total capital is classified into two components:  Tier 1 (primarily shareholder’s equity) and Tier 2 (supplementary capital including allowance for possible credit losses, certain preferred stock, eligible subordinated debt, and other qualifying instruments).  The guidelines require that total capital be 8% of risk-based assets, of which at least 4% must be Tier 1 capital.  As of September 30, 2003, our total capital ratio was 11.3% and our Tier 1 capital ratio was 10.1%.  In addition, under the guidelines established for adequately capitalized institutions, we must also maintain a minimum leverage ratio (Tier 1 capital divided by average total assets) of 4%.  As of September 30, 2003, our leverage ratio was 7.7%.  It is our intention to maintain risk-based capital ratios at levels characterized as “well-capitalized” for banking organizations:  Tier 1 risk-based capital of 6 percent or above and total risk-based capital at 10 percent or above.

The following table shows our actual capital ratios at September 30, 2003 and December 31, 2002 as well as the minimum capital ratios for capital adequacy:

Capital to Risk-Adjusted Assets	At September 30, 2003	At December 31, 2002	Minimum Regulatory Capital Requirements

Tier 1 Risk-Based Capital	10.1%	10.8%	4.0%
Total Risk-Based Capital	11.3%	12.0%	8.0%
Leverage Ratio	7.7%	7.8%	4.0%

Off-Balance Sheet Items

We have not entered into any contracts for financial derivative instruments such as futures, swaps, options or similar instruments.  Loan commitments and letters of credit were $122.9 million and $90.9 million at September 30, 2003 andDecember 31, 2002, respectively. As a percentage of loans, net of deferred fees, these off-balance sheet items represented 30.7% and 24.0%, respectively.

Certain financial institutions have elected to use special purpose vehicles (“SPV”) to dispose of problem assets.  A SPV is typically a subsidiarycompany with an asset and liability structure and legal status that makes its obligations secure even if the parent corporation goes bankrupt.  Under certain circumstances, these financial institutions may exclude the problem assets from their reported impaired and non-performing assets.  We do not use these vehicles or any other structures to dispose of problem assets.

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

Certain Financial Instruments with Characteristics of both Liabilities and Equity

In May 2003, the FASB issued SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS No. 150”).  This statement requires that an issuer classify financial instruments that are within its scope as a liability.  Many of those instruments were classified as equity under previous guidance.  Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003.  We adopted the provisions of this statement on July 1, 2003.  Adoption of this statement did not have a material impact on our consolidated financial statements.

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

FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  In October 2003, the FASB agreed to defer the effective date of FIN 46 for variable interest entities that were created or acquired prior to February 1, 2003.  The deferral revised the effective date for consolidation of these entities to the period ended December 31, 2003 for calendar year end companies.

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

The income simulation model includes various assumptions regarding the repricing relationships for each product. Many of our assets are floating rate loans, which are assumed to reprice immediately, and to the same extent as the change in market rates according to their contracted index. Our non-term deposit products reprice more slowly, usually changing less than the change in market rates and at our discretion.  As of September 30, 2003, our net interest income simulation analysis indicated that our net interest income for the next 12 months would increase by 4.6% if rates increased 100 basis points, and decrease by 2.4% if rates decreased 100 basis points.

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

Economic Value of Equity

The economic value of equity is computed by estimating the changes in economic, or market, value of equity over a range of potential changes in overall interest rates.  The economic value of equity is the market value of our assets minus the market value of our liabilities.  The market value of each asset and liability is the net present value of the expected future cash flows discounted at market rates after adjustment for rate changes. We measure the impact on market value for an immediate and sustained 100 basis point increase and decrease (“shock”) in interest rates.  As of September 30, 2003, our economic value of equity analysis indicated that our economic value of equity would decrease by 5.9% if rates increased 100 basis points, and increase by 8.5% if rates decreased 100 basis points.

The economic value of equity is based on the net present values of each product in the portfolio, which in turn is based on cash flows factoring in recent market prepayment estimates.

The discount rates are based on recently observed spread relationships and adjusted for the assumed interest rate changes.

ITEM 4.  CONTROLS AND PROCEDURES

We carried out an evaluation under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, pursuant to Rule 15a-15(e) under the Securities Exchange Act of 1934. Based on their review of our disclosure controls and procedures, the principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us that is required to be included in our periodic SEC filings.

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

(b) Reports on Form 8-K.

During the quarter ended September 30, 2003, Business Bancorp filed or furnished the following Current Reports on Form 8-K: (1) July 28, 2003 (containing a press release announcing second quarter 2003 financial results); (2) September 5, 2003 (containing a press release announcing a cash dividend); (3) September 26, 2003 (containing a press release regarding the signing of a definitive agreement between the Registrant and UnionBanCal Corporation).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BUSINESS BANCORP
(Registrant)

By:

/s/ Patrick E. Phelan
Patrick E. Phelan
Executive Vice President and Chief Financial Officer

Date: November 13, 2003

Exhibit Index

Exhibit	Description

2	Agreement and Plan of Merger and Reorganization by and among Union Bank of California, N.A., UnionBanCal Corporation and Business Bank of California, Business Bancorp, dated as of September 25, 2003

2.1	First Amendment to Agreement and Plan of Merger and Reorganization, dated as of October 30, 2003

10.1	Change in Control Agreement, dated as of July 14, 2003, between Business Bank of California and Travis Kawelmacher

31.1	Certification of Chief Executive Officer Sec 302

31.2	Certification of Chief Financial Officer Sec 302

32.1	Certification of Chief Executive Officer Sec 906

32.2	Certification of Chief Financial Officer Sec 906